Form 10KSB
period 2006-05-31
Lid Hair Studios International, Inc.
filed 2006-11-24
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended May 31, 2006

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to _____________

Commission File Number:  000-52007

LID HAIR STUDIOS INTERNATIONAL, INC
(Name of small business issuer in its charter)

Nevada                                                                                   20-2718075
(State or other jurisdiction of                                               I.R.S. Employer
incorporation or organization)                                          Identification No.)

939 Davie Street, Vancouver, BC V6Z 1B9
Tel: 604-628-4658 Fax:  425-920-1020
 (operating office)
or
Incorp Services
3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120-3481
Tel: 702-866-2500
(Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act

                 Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES [  ]   NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

The Company's revenues for the most recent fiscal year were $36,952.

The aggregate market value of the voting stock held by non-affiliates of the Company on November 20, 2006 was $404,000.

As of November 20, 2006 the Company had 9,300,000 issued and outstanding shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................... 28
ITEM 10. EXECUTIVE COMPENSATION................................................................................... 29
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development
Lid Hair Studios International, Inc. was established on April 20, 2005 in the state of Nevada.  The company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005.  Our operating subsidiary Belford Enterprises B.C. Ltd., doing business as Lid Hair Studio was established June 7, 2005, in the City of Vancouver, British Columbia Canada.  There are no bankruptcy, receivership, or similar proceedings against the parent or operating subsidiary.

On June 18, 2005, the company purchased hair salon equipment and the rights to an office lease from Farideh Jafari in the amount of approximately $39,150US ($45,000CDN).

On July 4, 2005 we entered into a lease agreement by way of Assignment of Lease by Tenant with Landlord’s Consent. The lease commenced July 1, 2005 and terminates June 30, 2015.

Business of Issuer
We are in the hair salon and personal services business and provide related personal services including but not limited to hair cuts, permanents, styling, manicures, and pedicures.

We currently employ one manager and two stylists.  Our hours of operation are Monday to Saturday, 10 a.m. until 6 p.m.  As our client base expands we expect that we will hire additional stylists and extend our hours of operation to include early evenings. We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes. None of the company’s employees are covered by a collective bargaining agreement. There are no employee agreements.

Our clientele base consists of approximately 60% walk-ins and 40% of the customer-base is from the manager’s and stylists’ previous positions at other salons.

The company engaged ADP, a payroll service, to prepare the payroll including calculating appropriate tax deductions and issuing cheques to staff and Revenue Canada.  We have contracted the monthly bookkeeping to an outside source.

Marketing Strategy
We continue our marketing activities by distributing flyers and print advertising in local publications. We will introduce special events during Valentine’s Day and other holiday and occasion times such as Mother’s Day. We are in the process of having our salon brochure with price lists printed and we will introduce gift cards available for purchase.

We rely on a significant number of walk-ins so offer extended hours of operations when requested.  We have adequate signage identifying our business.

Corporate History
Lid Hair Studios International, Inc. was established on April 20, 2005 in the state of Nevada.  The company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005.  Our operating subsidiary, Belford Enterprises B.C. Ltd., doing business as Lid Hair Studio was established June 7, 2005, in the City of Vancouver, British Columbia Canada.  There are no bankruptcy, receivership, or similar proceedings against the parent or operating subsidiary.

On June 18, 2005, the company purchased hair salon equipment and the rights to an office lease from Farideh Jafari in the amount of approximately $39,150US ($45,000CDN).

On July 4, 2005 we entered into a lease agreement by way of Assignment of Lease by Tenant with Landlord’s Consent. The lease commenced July 1, 2005 and terminates June 30, 2015.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Future Development Projects
The Company is actively and pursuing other hair salon locations and opportunities within the downtown core of Vancouver, Canada.  Currently there are no specific locations or existing salons identified.

Relevant Regulations
The Cosmetologist industry is subject to extensive licensing and regulation by state and/or Provincial and local departments and bureaus of cosmetology, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the salons are located.

Primarily, the company must comply with very stringent regulations through the British Columbia Cosmetologist Act imposed on the business and its operations designed to protect the public or its ability to operate will be restricted. Some jurisdictions may impose restrictions or licensing requirements on the company’s salon services and products.  In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new salons.  Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of salons.

Various Federal, State and/or Provincial, and local laws affect our business.  The development and operation of salons depend on a significant extent of the selection and acquisition of suitable sites.  These sites are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies.  City ordinances or other regulations, or the application of such ordinances or regulations, could impair our ability to construct or acquire salons in desired locations and could result in costly delays.

The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on our business.  In addition, an increase in the minimum wage rate, employee benefit costs, costs of installing fixtures or accommodations for handicapped individuals or other costs associated with employees could adversely affect our business.  We also are subject laws and regulations that, among other things, may require us to install certain fixtures or accommodations in new salons or to renovate existing salon to meet federally mandated requirements.

Products and Services Offered
Our principal services include hair cuts, styling, colouring, hi-lites, permanents, hair straightening, facials, manicures and pedicures.

We offer a variety of brand name styling aids available for client purchase.  These include shampoos, conditions, gels, nail polish and body creams and are displayed in the reception area of the salon.

The Company’s business strategies include the following aspects:

Concentrate on a Few Carefully Selected Geographic Markets - The Company’s current market focus includes the West End in Vancouver and the surrounding areas where the Company is located. The Company selects markets where clients can walk/bike or drive to the salon as it is located near residential apartment buildings and condos as well as several office buildings. There is a higher potential for walk-ins due to the dense population of the area.

Leverage the Skills of our Management Team - Lid Hair Studios depends on its management and leveraging to successfully develop, acquire or reposition salons.  We have raised additional funds to either acquire existing salons or create new salons which other organizations may not have the resources to pursue.

Opportunistically Acquire Assets - The Company will seek to acquire assets and/or salons which increase the Company’s penetration in the markets where it has chosen to concentrate and which exhibit an opportunity to improve or sustain returns through hair salon services.

Competition
We compete with a variety of established competitors in this market. As an example there are 13 Hair Studios on Davie Street, the same street where Lid Hair Studio is located. These competitors may have longer operating histories, greater name recognition, established customer bases, and substantially greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its proposed market include degree of name recognition (goodwill), ability to differentiate its salon service offerings, developing aesthetic and pleasing interiors, maintaining a high level of customer service and customer satisfaction, and the ability to effectively respond to changing customer needs and preferences. Currently, there are no significant proprietary or other barriers of entry that

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

could keep potential competitors from developing or acquiring similar salon offerings and providing competing services in the Company's market. The Company's ability to compete successfully in the Hair Studio industry will depend in large part on its ability to execute acquisitions of established salon businesses that have developed a core customer base as a result of developing a sustainable competitive advantage in the market place in which they compete by offering market-differentiated food services and products.

There can be no assurance that the Company will be able to compete successfully in the future, or that future competition will not have a material adverse effect on the business, operating results and financial condition of the Company.

The hair salon and personal services industry in general is highly competitive with respect to price, service, and quality.  Hair salon and personal services operators also compete for high traffic sites and qualified hairdressers, personnel and managers.  Our salon will compete with a large number of other salons, including national and regional salon chains, as well as with locally owned, independent salons.  Many of our competitors have greater financial resources, more experience, and longer operating histories than we possess.

ITEM 2. DESCRIPTION OF PROPERTY

Lid Hair Studio is located at 939 Davie Street, Vancouver, Canada. Davie Street is a high foot and vehicle traffic area that spans from Vancouver’s West End to Vancouver’s Yaletown areas (approximately 25 blocks).  The salon is one-quarter block from the busy corner of Burrard and Davie Streets. Burrard Street is a main thorough-fare to Vancouver’s downtown business center.

The salon is approximately 832 square feet and has four stylist chairs with room to expand to six chairs.  There is a front reception area with waiting area, a supply and laundry area, staff area, washroom and a private esthetics room.  The salon is at street level with a coffee shop on the west side and alley on east side.  There is a pay parking lot located behind the salon.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan. Pursuant to our registration statement, we propose to publicly offer a maximum of 2,000,000 shares. Subsequent to May 31, 2006, year-end, the board of directors approved and authorized the issuer to issue shares sold under the registration statement which became effective May 10, 2006. All 2,000,000 registered shares were sold at $0.10 each to several investors for total proceeds of $200,000.  The total number of shares issued and outstanding is 9,300,000.

To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock. We have agreed to register shares of common stock held by existing security holders for resale with the exception of Eric Anderson’s and Amber Warren’s shareholdings. We currently have 44 shareholders.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Market Information
Our common stock is not quoted on the U.S Over-the-counter Bulletin Board or any other exchange. Public Securities has taken forward our 15C211 application to NASD, however, we have not yet obtained a symbol.

Holders
As of November 10, there were 44 holders of record of Lid Hair Studios International, Inc., holding 9,300,000 shares.

Dividends
Lid Hair Studios International, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our operating expenses are classified into several categories:

  Sales – Gross Profit
  Professional Fees
  Depreciation
  Other Administrative Expenses

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $37,522 for the year ended May 31, 2006 and $3,845 for the year ended May 31, 2005.  The increase in professional fees period over period is attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2006.

Sales refer to our gross profit – Sales less Cost of Sales.  Our gross profit increased from $Nil for the year ended May 31, 2005 to $36,952 for the year ended May 31, 2006. The increase in Sales and Gross Profit is a result of commencing business operations.

Depreciation  and amortization expense charged to operations was $4,610 and $Nil in 2006 and 2005, respectively.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $50,406 for the year ended May 31, 2006 and $Nil for the year ended May 31, 2005 respectively. The increase in 2006 versus 2005 is attributable primarily to the commencement of business operations.

Overview
Our accumulated deficit as of our year ended on May 31, 2006 was $59,431 and as of May 31, 2005, the accumulated deficit was $3,845.  During the fiscal year ended May 31, 2006, the deficit increased by $55,586.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations
Sales increased year over year to $36,952 from $Nil respectively for the year ended May 31, 2006 versus May 31, 2005. This increase is the result of opening the salon in August 2006.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

We realized a net loss of $55,586 for the fiscal year ended May 31, 2006, compared to a net loss of $3,845 for the fiscal year ended May 31, 2005. The increase in net loss is primarily due to the increase in administrative fees and professional fees.

We expect our salary expenses to increase next year due to additional hiring of staff in our last quarter.

We anticipate that professional fees will increase in the future for several reasons. Our audit fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial report.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We do not expect our rent expenses to increase next year but expect them to remain at the current level.

We expect our depreciation expense to increase in the next year due to the depreciation of the equipment.

We expect our other administrative expenses to increase in the next year as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Overview –June 1, 2005 to May31, 2006
For the twelve month period ending May 31, 2006 during which time we commenced operations, we generated revenue of $36,952 and $Nil for the previous period of April 20, 2005 to May 31, 2005. Management expects the vast majority of our revenue to be generated from operations from future hair salon startups and/or acquisitions.  Total expenses for the twelve months ended May 31, 2006 were $92,538 compared to $3,845 for the 41 days ended May 31, 2005. Out of these total expenses for the twelve months ended May 31, 2006, $37,522 represented professional fees, $3,139 for supplies, $15,039               rent, $24,910 represent wages, $2,454 with the preparation and filing of the registration statement and costs associated with the commencing of operations of the hair studio.

Professional fees increased by $33,677 during the year ended May 31, 2006 from $3,845 for the 41 days ended May 31, 2005. The increase in professional fees relate to the ongoing legal and accounting costs associated with the preparation and filing of the registration statement. Professional fees are anticipated to continue to increase over the fiscal year due to ongoing legal, accounting, auditing and reviewing requirements.

Wages increased by $24,910 during the twelve months ended May 31, 2006 from $Nil for the 41 days ended May 31, 2005. The increase in wages is the result of hiring of hair stylist during the period. As a result of our commencement of business in August 2005 and anticipated revenue thereof, we expect to commence paying Ms. Amber Warren a total of CDN $4,000 per month when revenues permit.

Overview – April 20, 2005  (date of inception) to May 31, 2005
From the date of our incorporation on April 20, 2005 to May 31, 2005, we had not begun generating revenues as we did not yet commenced operations. Our operating activities during this period consisted primarily of incorporating the company in the state of Nevada.

The first period covered by our audited financial statements is from our incorporation date at April 20, 2005 to May 31, 2005 (our fiscal year-end date) during which we had no operations and generated no revenue. For this period our operating expenses are classified as organizational fees, which consisted primarily of organizational costs for incorporating our company and professional fees, which consist primarily of accounting and auditing fees for the year end audit. The amount incurred by our company during the period from April 20, 2005 to May 31, 2005 was $3,845.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Liquidity and Capital Resources
Overview – April 20, 2005 (date of inception) to May 31, 2005

For the period ended May 31, 2005, cash used by operating activities was $1,245.

For the period ended May 31, 2005, there was no cash used in investing activities.

For the period ended May 31, 2005, there was cash provided by financing activities of $1,345.

Overview – Year- ended May 31, 2006

For the twelve months ended May 31, 2006, cash used by operating activities was $33,657. Cash used by operating activities for the period April 20, 2005 (date of inception) to May 31, 2006 was $1,245.

Cash used by investing activities during the twelve months ended May 31, 2006 was $41,957. Cash used by investing activities for the period April 20, 2005 (date of inception) to May 31, 2006 was $Nil. The change in cash used in investing activities is due to the $41,957 cash used to purchase property and equipment and leasehold improvements during twelve months ended May 31, 2006.

Net cash provided by financing activities for the twelve months ended May 31, 2006 was $80,648. Cash provided by financing activities for the period of April 20, 2005 (date of inception) to May 31, 2005 was $1,345. The change in cash provided by financing activities is due to the $36,500 received from the issuance of shares, and the $44,148 received by loan of a shareholder during the twelve month period ended May 31, 2006.  Subsequently, in August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At May 31, 2006 we had $4,085 in cash, compared to $100 as at May 31, 2005.

Plan of Operations
We have only recently commenced operations with our first hair salon (August 2005), Lids Hair Studios International, Inc., and have no recorded revenue to report as of the period ending May 31, 2005.  Our plan of operations going forward, therefore, relates to the period after August 1, 2005 assuming full operations of our first hair salon.

The Company's primary objective for fiscal year ending May 31, 2007 is to increase its existing salon sales while controlling costs. We will focus our marketing efforts on positioning our salon business based on quality services and products while maintaining affordable pricing for its customers. We intend to build on the substantial walk-in clientele by hiring additional stylists.

The Company's other objectives for fiscal 2007 are as follows:

  Improve customer value by offering a wider range services at a variety of prices,
  Introduce “special occasion” packages for Valentine’s Day, Mother’s Day, Secretary’s Day,
  Develop quality enhancements based on excellent customer service and products
  Analyze our core market and to assess its viability for market growth for additional salon locations

Our ongoing objective is to increase sales through increased services and price promotions and effective marketing of Lids Hair Studios competitive attributes of quality services and value pricing.

The Company has plans to fully develop the Vancouver market area in terms of additional salon locations that will carry the same name. Management estimates that the Vancouver and surrounding cities will support additional locations while focusing on brand name recognition of Lids Hair Studios for high quality service and products and value pricing.  Media advertising is important to effectively build brand awareness and enhance the positioning of the Lids Hair Studios in a very competitive Vancouver market. All of our growth for fiscal 2006 and 2007 will be focused in the Vancouver. These development plans are highly dependent on the availability of potential sites, lease terms, financing availability and cost, and availability and quality of management and staff personnel.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Growth Strategy
We are incorporating the following strategy to our future objectives:

  Expand our salon operations through:
  the addition and development of additional Lid Hair Studios with additional locations in our existing market by 2007;
  the possible acquisition or development of salons operating under other names;
  Improve our profitability by continuing to enhance the salon services for our clients and improving operating efficiency of our salon brand;

  Focus on improving efficiency and utilizing creative and aggressive marketing initiatives

  Reduce our long-term debt.

During the next twelve months, we intend to continue to make efforts to increase the number of clients and increase the number of salons.  Revenues may not be recognized until 2007 depending on the tenant improvements and commencement of leases and close dates for sales.

Over the next twelve months we expect that our number of employees will increase.  Additional staff will be required when we acquire a salon or start of a new salon as well fill the remaining chairs in the operating salon.

We are currently actively seeking new acquisitions and looking for a suitable location to start a new salon.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will not have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. Therefore, we anticipate that we will be required to raise additional capital to pay those expenses. We cannot guarantee that we will be able to raise that capital, in which event, our operations may be required to be curtailed.

Seasonality
Generally our salon business is not affected by season.  We have regular monthly clients and walk-in traffic.

Our salon services including but not limited to cuts, colouring, various hair treatments and product sales.  Revenue is generated both through sales and hair services.

Clients
We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.

Working Capital
We had negative working capital of $(73,756) at May 31, 2006, compared to positive working capital of $21,155 at May 31, 2005.

We fund the growth of our business through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, we raised an additional $200,000 through the sell of 2,000,000 common shares registered and declared effective May 10, 2006.

Additional information regarding our "Liquidity and Capital Resources" is included in Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

As at May 31, 2006 and May 31, 2005, we had cash and cash equivalents of $4,085 and $100 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements.  Additionally funding may not be available on favorable terms or at all.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

PLAN OF OPERATIONS

Competitive Strategy
There are three major ways in which we will create an advantage over our competitors over the next twelve months;

  Name identity, quality service, and value pricing
  high employee motivation (bonus incentives)
  innovative and aggressive service options.
Operations
Lid Hair Studios International Inc. commenced daily business operations on August 1, 2005 with the opening of our first salon. In preparation for the opening we leased space, renovated the space, purchased salon equipment and hired staff.

Promotion
We expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. This is essential to increase awareness of our existing salon.  There are several district newspapers where we will place advertisements as well as distribute flyers to area residents.  We expect that promotion expenses will be approximately $5,000 over the next six-month period ending February 28, 2007.  The expenses will be for printing and advertisement placement in local area newspapers.

Personnel
As of November 20, 2006, our management and personnel includes our president, Eric S. Anderson, our salon manager, Amber Warren and one full-time stylist and two chair renters. Mr. Anderson handles all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. In the twelve months ending May 31, 2007, we plan to raise our total number of permanent employees to approximately 4: we will add two more stylists to fill vacant chairs.  Ms. Warren is responsible for the day-to-day operations of the salon and prepares receipts daily and organizes accounting items for the accountant.

If our sales and marketing program is successful in growing our sales beyond our current expectations, we may be required to hire new personnel to meet the demand and maintain a high level of customer service.

Other Expenses
We also incurred expenses unrelated to the business operations including auditing and legal expenses relating to the preparation of the registration statement and other required reporting documents. We expect to incur a total of $7,500 in legal expenses related to the preparation and filing of the registration statement. Since the effectiveness of our registration statement, we expect our ongoing legal expenses to be significantly reduced, averaging less than $500 per month.

Future Operations
Due to our lack of business operations and resulting operating deficit, in their report on our audited consolidated financial statements for the period ended May 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. With our recent salon commencing business in August 2005, we expect this situation to change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the salon business such as auditing and legal expenses necessary to file our registration statement and other reporting documents and to raise capital in the future as needed.

As detailed elsewhere in this report, we effected an equity private placements that closed June 20, 2005, resulting in gross proceeds of $11,500, additionally Mr. Anderson was allotted 5,000,000 shares on May 11, 2005 resulting in $25,000 gross proceeds. These funds will enable us to address our expenses initially incurred in filing our registration statement and other required reporting documents. We anticipate that these funds will be sufficient to satisfy our cash requirements for the year ended May 31, 2006. If we require any additional monies during fiscal 2006, we plan to raise any such additional capital primarily through the private placement of our securities.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations and expansion plans. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may not be able to execute our acquisition and expansion plans as detailed.

Certain Relationships and Related Transactions
We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

Certain relationships and related transactions are discussed in detail on page 30 in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Interim Consolidated Financial Statements of May 31, 2006:

  The amount due from shareholder of $23,655 as of May 31, 2005, consists of funds owed by the Company President and sole shareholder for the issuance of 5,000,000 shares (Note 4) net of incorporation costs ($1,345) paid by the President on behalf of the Company.  These funds were repaid to the Company during the year ended May 31, 2006
  The amount due to shareholder of $56,560 is uncollateralized, non-interest bearing and due on demand.
  During the period, the Company paid a director and officer of the Company $15,042 for management wages.  The same director and officer also purchased 160,000 of the 2,300,000 common shares issued on June 20, 2005 (Note 4b) for total cash consideration of $800.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006

US FUNDS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-17

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Report of Independent Registered Public Accounting Firm

Board of Directors
Lid Hair Studios International, Inc.

We have audited the accompanying balance sheet of Lid Hair Studios International, Inc., as of May 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended May 31, 2006, the period from May 20, 2005 (inception) to May 31, 2005, and the period from May 20, 2005 (inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lid Hair Studios International, Inc. as of May 31, 2006 and 2005, and the results of its operations and cash flows for the year ended May 31, 2006, the period from May 20, 2005 (inception) to May 31, 2005, and the period from May 20, 2005 (inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company has losses from operations and has negative working capital and a stockholders’ (deficit), which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
November 3, 2006

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS       Statement 1
Expressed in US dollars

ASSETS	May 31 2006	May 31 2005

Current
Cash	$4,085	$100
Due from shareholder (Note 5a)	-	23,655
Inventory	882	-

	4,967	23,755
Property and Equipment, net of depreciation (Note 7)	35,109	-
Lease rights, net of amortization (Note 8)	13,057	-
Prepaid expenses and deposits	1,362	-

	$54,495	$23,755

LIABILITIES

Current
Accounts payable	$15,163	$-
Accrued liabilities	7,000	2,600
Due to shareholder (Note 5b)	56,560	-

	78,723	2,600

Commitments and contingencies (Notes1, 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 7,300,000 common shares	7,300	5,000
Additional paid-in capital	29,200	20,000
Accumulated comprehensive income	(1,297)	-
Deficit Accumulated during the development stage	(59,431)	(3,845)

	(24,228)	21,155

	$54,495	$23,755

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
     STOCKHOLDERS’ EQUITY (DEFICIT)      Statement 2
Expressed in US dollars

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Shares allotted for cash – May 11, 2005 at $.005	5,000,000	$5,000	$20,000	$-	$-	$25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

Balance – May 31, 2005	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the period May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance – May 31, 2006	7,300,000	$7,300	$29,200	$(59,431)	$(1,297)	$(24,228)

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS       Statement 3
Expressed in US dollars

	May 31, 2006	May 31, 2005		Cumulative from inception, April 20, 2005 to May 31, 2006

REVENUE
Hair salon services	$36,539		$-	$36,539

Retail sales	984		-	984
Cost of goods sold	(571)		-	(571)

Gross profit from retail sales	413		-	413

Net revenue	36,952		-	36,952

EXPENSES
Depreciation and amortization	4,610		-	4,610
Interest and bank charges	1,308		-	1,308
Professional fees	37,522		3,845	41,367
Insurance	575		-	575
Supplies	3,139		-	3,139
Rent	15,039		-	15,039
Transfer agent and printing	2,454		-	2,454
Wages	24,910		-	24,910
Telephone	401		-	401
Utilities	2,580		-	2,580

	92,538		3,845	96,383

NET LOSS	$(55,586)		$(3,845)	$(59,431)

Weighted average shares outstanding	7,173,972		5,000,000

Loss per share	$(0.01)	$	nil

Other Comprehensive Loss:
Net loss for the period	$(55,586)		$(3,845)	$(59,431)
Foreign currency translation adjustment	(1,297)		-	(1,297)

	$(56,883)		$(3,845)	$(60,728)

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS        Statement 4
Expressed in US dollar

Cash Flows from (Used By):	May 31, 2006	May 31, 2005	Cumulative from inception, April 20, 2005 to May 31, 2006

OPERATING ACTIVITIES

Net loss	$(55,586)	$(3,845)	$(59,431)
Items not involving cash:
Depreciation and amortization	4,610	-	4,610

	(50,976)	(3,845)	(54,821)
Changes in non-cash working capital:
Prepaid expenses and deposits	(1,362)	-	(1,362)
Inventory	(882)	-	(882)
Accounts payable and accrued liabilities	19,563	2,600	22,163

	(33,657)	(1,245)	(34,902)

INVESTING ACTIVITIES
Purchase of fixed assets and intangible assets	(41,957)	-	(41,957)

	(41,957)	-	(41,957)

FINANCING ACTIVITIES
Shares issued	36,500	-	36,500
Due from shareholder	44,148	1,345	45,493

	80,648	1,345	81,993

Foreign Currency Adjustment	(1,049)	-	(1,049)

Increase in Cash	3,985	100	4,085
Cash – Beginning of period	100	-	-

CASH – END OF PERIOD	$4,085	$100	$4,085

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$1,801	$-	$1,801
Purchase of property and equipment funded by shareholder	$10,269	$-	$10,269

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS

YEAR ENDED MAY 31, 2006

1.       Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business

Belford Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2005.  On August 15, 2005, the Company changed its name to Lid Hair Studios International, Inc. to reflect its business, which is to open a nationwide chain of hair salons.

On June 7, 2005, the Company incorporated a wholly-owned subsidiary, Belford Enterprises B.C. Ltd., in the Province of British Columbia, Canada.  On June 18, 2005, the Company, through its subsidiary, purchased hair salon equipment.

The Company is in the hair salon and personal services business and provide related personal services including but not limited to hair cuts, permanents, styling, manicures, and pedicures.

Principles of Consolidation

The consolidated financial statements include the accounts of both Lid Hair Studios International, Inc. and Belford Enterprises B.C. Ltd. All inter-company accounts have been eliminated in the consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties, including financial, operational and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At May 31, 2006, the Company had $4,085 of cash or cash equivalents which are not insured by agencies of the U.S. Government.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS

YEAR ENDED MAY 31, 2006

1.       Summary of Significant Accounting Policies – Continued

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business.  Based upon the Company's business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Inventory

Inventory is stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition, and is calculated using the weighted average method.

Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)   Non-monetary assets and liabilities, and equity at historical rates, and
iii)   Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

Assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)   Equity at historical rates, and
iii)   Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  1.       Summary of Significant Accounting Policies - Continued

  Long-Lived Assets

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

  Loss per Share

  The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at May 31, 2006.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

  Advertising

  The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and promotion in selling, general and administrative expenses in the accompanying statements of operations.

  Segment Reporting

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

  The Company is currently operating in one geographical segment, being Canada.

  Derivative Financial Instruments

  The Company was not a party to any derivative financial instruments during the reported fiscal periods.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  1.       Summary of Significant Accounting Policies - Continued

  Stock-Based Compensation

  The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

  As at May 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

  Revenue Recognition

  Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

  The Company's revenues are derived principally from hair styling fees, sales of hair products and other related charges. Revenue is recognized from services when performed and billed.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  1.       Summary of Significant Accounting Policies - Continued

  Use of Estimates

  The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

  Estimated Fair Value of Financial Instruments

  The carrying values of cash, accounts payable and due to shareholder reflected in the financial statements approximates their fair value due to the short-term maturity of the instruments.

  Comprehensive Income (Loss)

  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

  Income Taxes

  The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Start-up Costs

  The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

  Other

  The Company's fiscal year end is May 31.

  The Company paid no dividends during the period presented.

  The Company’s operating assets are principally located in Canada.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  2.       Basis of Presentation - Going Concern

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2006, the Company has a loss from operations of $55,586, an accumulated deficit of $59,431 and has negative working capital and a stockholders’ (deficit).  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2007.

  In response to these problems, management has taken the following actions:

    The Company’s SB-2 Registration Statement has become effective, and
    Management intends to raise additional funds through public or private placement offerings.

  There is no assurance that the Company will be able to raise sufficient funds to complete its business plan.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  3.       Recent Accounting Pronouncements

  In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.  It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  3.       Recent Accounting Pronouncements - Continued

  In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”.  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:  (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

  There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  4.       Capital Stock

  a)   On May 11, 2005, the Company allotted 5,000,000 common shares to its sole shareholder for $25,000.  These shares were issued during the period ended May 31, 2005.

  b)   On June 20, 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

  5.       Related Party Balances and Transactions

  a)   As of May 31, 2005, the amount due from shareholder of $23,655 consisted of funds owed by the Company president for the issuance of 5,000,000 shares (Note 4a) net of incorporation costs ($1,345) paid by the president on behalf of the Company.  These funds were repaid to the Company during the year ended May 31, 2006.

  b)   As of May 31, 2006, the amount due to shareholder of $56,560 is uncollateralized, non-interest bearing and due on demand.

  c)   During the period, the Company paid a director and officer of the Company $15,042 (Cdn$17,810) in wages.  The same director and officer also purchased 160,000 of the 2,300,000 common shares issued on June 20, 2005 (Note 4b) for total cash consideration of $800.

  6.       Commitments

  On July 4, 2005, the Company, through its wholly owned subsidiary, as the assignee, signed an agreement for the assignment of lease by tenant with landlord’s consent.  The lease is personally guaranteed by the President of the Company.  The assigned lease was amended and renewed by the previous tenant on July 1, 2005 for an additional term of nine (9) years commencing on July 1, 2006 and ending on June 30, 2015.  The monthly rental payments from July 1, 2005 to June 30, 2015 are as follows:

Periods	Monthly Rental Payment
July 1, 2005 to June 30, 2006	$1,407
July 1, 2006 to June 30, 2009	$1,407
July 1, 2009 to June 30, 2015	$1,543

  Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments
2007	$16,884
2008	$16,884
2009	$17,020
2010	$18,516
2011	$18,516
Thereafter	$75,607

$163,427

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  7.       Property and Equipment

  The Company applies the following depreciation policies:

  Leasehold improvements            9 years straight line
  Furniture and equipment             20% declining balance over 5 years
  Computer equipment                  30% declining balance over 3 years

	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$9,879	$550	$9,329
Furniture and equipment	26,500	2,650	23,850
Computer equipment	2,270	340	1,930

	$38,649	$3,540	$35,109

  8.       Lease Rights

  On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received.  A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights.  The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the year ended May 31, 2006 was $1,318.  The net book value of the lease rights at May 31, 2006 was $13,057.

  Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense
2007	$1,438
2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867

$13,057

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (FORMERLY BELFORD ENTERPRISES, INC.)
  (A Development Stage Company)
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  US FUNDS

  YEAR ENDED MAY 31, 2006

  9.       Income Taxes

  The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

  Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carry forwards expire in 2025 and 2026.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

  The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2005	3,845	2025	961	(961)	(961)	—
May 31, 2006	59,431	2026	14,858	(14,858)	(13,897)

  Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%

  9.       Subsequent Event

  Subsequent to May 31, 2006, the Company issued 2,000,000 shares of its common stock in exchange for $200,000.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

  ITEM 8A. CONTROLS AND PROCEDURES

  Critical Accounting Policies
  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

  As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

  There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

  Recent Accounting Pronouncements
  The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

  The Company adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

  The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 130, “Reporting Comprehensive Income”. FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company’s components of comprehensive income (loss) consist of a net loss.

  In December 1999, The United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.

  ITEM 8B. OTHER INFORMATION

  None to Report.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  Part III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The following table sets forth certain information as of August 20, 2006.

  Executive Compensation

  The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

  Person                                             Age              Position                                 Term
  Mr. Eric Steven Anderson(1)             39                President & Director              1 Year
  Ms. Amber Warren(2)                       33                Manager & Director              1 Year

  (1)     Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.;
  (2)     Ms. Amber Warren is the Manager and Director of  Lid Hair Studios International, Inc..

  We do not have comparative compensation disclosure for the past fiscal year due to the company only being in operation for 12 months.

  We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

  Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
  Eric Steven Anderson  was born February 1967, in Canada. Mr. Anderson in addition to his obligations at Lid Hair Studios, is a Subway Restaurant franchisee from October 2004 to present.  Prior to October 2004, Mr. Anderson was the proprietor of a personal fitness training company, “Physical Intensity” based in Vancouver, Canada since November 1995.  During this same period, Mr. Anderson held positions at different nightclubs in Vancouver, Canada:  November 1995 – August 1998 – Bartender at Big Bam Boo, Vancouver; August 1998 – January 2000 – Manager at On the Rox, Vancouver; January 2000 – August 2002 – Bartender at Au Bar, Vancouver.

  Mr. Anderson resides in Rio de Janeiro, Brazil however he has daily contact with the Lid Hair Studios on a daily basis via telephone, email and fax.

  Director, Manager
  Amber Warren was born November 1972, in Canada. Ms. Warren is employed as full-time permanent Manager/Stylist of Lid Hair Studios International, Inc. since July 2005.  Prior to her employment with our company Ms. Warren was employed with New Mondo for Hair and Spa in Vancouver as a full-time stylist from 1999 to 2004 when she was promoted to Salon Coordinator while continuing her position as stylist.  Ms. Warren remained with New Mondo until June 2005.  Ms. Warren was employed with Elizabeth Arden Red Door Salon & Spa in Vancouver from 1997 to 1998 as a full-time stylist.  Ms. Warren was also a free-lance stylist during this time.  From 1995 to 1997 Ms. Warren was employed with Beauty Club in Vancouver as full-time stylist and had a second position with Scrunch Hair Studio in 1997 employed as a stylist.

  Ms. Warren resides in Vancouver, Canada

  Compliance with Section 16(a) of Securities Exchange Act of 1934

  During the fiscal year ended May 31, 2006, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

  Executive Compensation

  The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

  Person                                              Position                              Salary                               Directors’ fees
  Mr. Eric Steven Anderson(1)             President & Director            $0.00                                 $0.00
  Ms. Amber Warren(2)                       Manager & Director            $41,760 ($48,000CDN)    $0.00

  (1)     Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.;
  (2)     Ms. Amber Warren is the Manager and Director of Lid Hair Studios International, Inc.

  We do not have comparative compensation disclosure for the past fiscal year due to the company only being in operation for 12 months.

  We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2005	2006	2005	2006	2005	2006	2005	2006
Eric Steven Anderson	Chair, CEO, CFO, CAO	0	0	0	0	$0	$0	$0	$0
Amber Warren	Director, Manager	0	0	0	0	$0	$15,042 CDN$17,810	$0	$15,042 CDN$17,810

  We currently have two directors.

  As of May 31, 2006, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

  We intend to do one or a combination of the following to compensate our employees, officers and directors so that they are retained and so that we can attract qualified personnel as we deem appropriate.

  Develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

  We do not have an audit committee or a compensation committee.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  On July 31, 2006, the company accepted 9 of subscription agreements for the sale of 2,000,000 shares registered under the SB-2 Registration Statement which was declared effective May 10, 2006.  The shares were issued by resolution on July 31, 2006.

  The following table sets forth, as of  April 13, 2006, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

                                                 AMOUNT AND NATURE          PERCENT OF
                                                 OF BENEFICIAL SHARES        OUTSTANDING
  NAME                                    OWNED                                      OWNERSHIP
  Eric Steven Anderson              5,000,000 common shares                  54.35%
  Amber Warren                           160,000                                            1.74%
  _____________
  Mr. Anderson’s and Ms. Warren’s shares are not registered.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

  On July 31, 2006, pursuant to the registered statement declared effective on May 10, 2006, the company issued 2,000,000 registered free-trading shares at a purchase price of $0.10 per share to the following individuals:

Todd Bystrom	90,000
John Forber	60,000
GCBL Investments Ltd. *	450,000
Orville Brill	100,000
Richard Chew	97,270
Lisa Davis	450,000
Frank Parsons	452,730
Merv Milligan	100,000
Yann Hsiao	200,000
-
2,000,000
  * GCBL Investments Ltd. is beneficially owned by Guy Faiola

  ITEM 13. EXHIBITS

  EXHIBITS

  (a)      Audited Consolidated Financial Statements (included in Part 11 of this Report):

  Auditor’s Report
  Consolidated Balance Sheet – May 31, 2006
  Consolidated Statements of  Operations and Deficit – May 31, 2006
  Consolidated Statements of Cash Flows – May 31, 2006
  Consolidated Statement of Stockholders’ Equity – May 31, 2006
  Notes to Consolidated Financial Statements – May 31, 2006

  (b)      Reports on Form 8A12G – May 16, 2006

  None.

  (c)      Exhibit

  14.1 Code of Ethics
  31.1 Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
  32.1  Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

  LID HAIR STUDIOS INTERNATIONAL, INC.
  (Formerly Belford Enterprises, Inc.)

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Although our audit fees have increased because we are a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission, many of these same expenses have been incurred to date due to our merger, and during the last fiscal year we have had two full audits performed whereas only one would be done in a typical year. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

  The auditor’s fee for fiscal 2006 were approximately $16,786 (CDN$19,875) and a retainer of $7,000 was paid but yet not invoiced.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                            LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                                                                       (Registrant)

                                                                                  By      /s/ Eric Steven Anderson
                                                                                            Eric Steven Anders, Chief Executive Officer, Chief Financial Officer
                                                                                            Chief Accounting Officer

                                                                                  Date    November 20, 2006