Form 10QSB
period 2006-08-31
Lid Hair Studios International, Inc.
filed 2006-11-27
CIK 1354071

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-52007

LID HAIR STUDIOS INTERNATIONAL, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada                                                                                      20-2718075
(State or Other Jurisdiction                                                      (I.R.S. Employer
of Incorporation or                                                                        Identification
Organization)                                                                                       Number)

939 Davie Street, Vancouver, BC V6Z 1B9
(Address of Principal Executive Offices)

Tel: 604-628-4658 Fax:  425-920-1020
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [  ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [  ]     No   [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 9,300,000 outstanding as of November 21, 2006

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

          The consolidated financial statements of Lid Hair Studios International, Inc. and subsidiary (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended May 31, 2006.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31 2006
Unaudited

US FUNDS

                                    CONTENTS                                                                             Page

                                    Consolidated Balance Sheets                                                      F - 2
                                    Consolidated Statement of Stockholders’ Equity                          F - 3
                                    Consolidated Statements of Operations                                       F – 4
                                    Consolidated Statements of Cash Flows                                      F – 5
                                    Notes to the Consolidated Financial Statements                           F – 6 to F – 16

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Expressed in US dollars                                                                                                 Statement 1

ASSETS	August 31 2006 (Unaudited)	May 31 2006 (See Note 1)

Current
Cash	$191,369	$4,085
Inventory	1,259	882

	192,628	4,967
Property and Equipment, net of amortization (Note 7)	33,321	35,109
Lease rights, net of amortization (Note 8)	13,568	13,057
Prepaid expenses and deposits	1,354	1,362

	$240,871	$54,495

LIABILITIES

Current
Accounts payable	$9,634	$15,163
Accrued liabilities	7,000	7,000
Due to shareholder (Note 5b)	56,253	56,560

	72,887	78,723

Commitments and contingencies (Notes 1, 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 and 7,300,000 common shares at August 31, 2006 and May 31, 2006, respectively	9,300	7,300
Additional paid-in capital	227,200	29,200
Accumulated comprehensive income	(317)	(1,297)
Deficit – Accumulated during the development stage	(68,199)	(59,431)

	167,984	(24,228)

	$240,871	$54,495

See accompanying notes to the consolidated financial statements

F–2

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
            STOCKHOLDERS’ EQUITY (DEFICIT)                            Statement 2
(Unaudited)
Expressed in US dollars

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Loss)	(Deficiency)

Shares allotted for cash – May 11, 2005 at $.005	5,000,000	$5,000	$20,000	$-	$-	$25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash - July 31, 2006 at $.10	2,000,000	2,000	198,000			200,000
Loss for period August 31 2006				(8,768)		(8,768)
Foreign currency translation adjustment	-	-	-	-	980	980

Balance – August 31 2006	9,300,000	$9,300	$227,200	$(68,199)	$(317)	$167,984

See accompanying notes to the consolidated financial statements

F–3

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS                                     Statement 3
(Unaudited)
Expressed in US dollars

	Three months ended August 31 2006		Three months ended August 31 2005		Cumulative from inception, April 20, 2005 to August 31 2006

REVENUE
Hair salon services		$15,231		$1,186	$51,770

Retail sales		888		-	1,872
Cost of goods sold		(493)		-	(1,064)

Gross profit from retail sales		395		-	808

Net revenue		15,626		1,186	52,578

EXPENSES
Depreciation		1,963		1,004	6,573
Interest and bank charges		532		308	1,840
Professional fees		4,782		4,543	46,149
Insurance		231		-	806
Supplies		876		937	4,015
Rent		4,197		3,153	19,236
Transfer agent and printing		225		-	2,679
Wages		10,788		1,838	35,698
Telephone		135		46	536
Utilities		665		360	3,245

		24,394		12,189	120,777

LOSS FOR THE PERIOD		$(8,768)		$(11,003)	$(68,199)

Weighted average shares outstanding		7,973,913		6,800,000	7,237,107

Loss per share	$	nil	$	nil	(0.01)

Other Comprehensive Loss:
Net loss for the period		$(8,768)		$(11,003)	$(68,199)
Foreign currency translation adjustment		980		(369)	(317)

		$(7,788)		$(11,372)	$(68,516)

See accompanying notes to the consolidated financial statements

F–4

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                         Statement 4
(Unaudited)
Expressed in US dollars

Cash Flows from (Used By):	August 31 2006	August 31 2005	Cumulative from inception, April 20, 2005 to August 31, 2006

OPERATING ACTIVITIES
Net loss	$(8,768)	$(11,003)	$(68,199)
Items not involving cash:
Depreciation	1,963	1,004	6,573

	(6,805)	(9,999)	(61,626)
Changes in non-cash working capital:
Prepaid expenses and deposits	8	(1,352)	(1,354)
Inventory	(377)	(270)	(1,259)
Accounts payable and accrued liabilities	(5,529)	620	16,634

	(12,703)	(11,001)	(47,605)

INVESTING ACTIVITIES
Purchase of fixed assets and intangible assets	-	(39,211)	(52,793)

	-	(39,211)	(52,793)

FINANCING ACTIVITIES
Shares issued	200,000	11,500	236,500
Due to shareholder	(307)	49,777	56,253

	199,693	61,277	292,753

Foreign Currency Adjustment	294	(338)	(986)

Increase in Cash	187,284	10,727	191,369
Cash – Beginning of period	4,085	100	-

CASH – END OF PERIOD	$191,369	$10,827	$191,369

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment funded by shareholder	$-	$10,269	$10,269
Foreign currency translation adjustment included in property and equipment	231	-	2,032

See accompanying notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
US FUNDS

3 months ended August 31, 2006

1.        Summary of Significant Accounting Policies

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited May 31, 2006 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended May 31, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of May 31, 2006 is taken from the audited financial statements of that date.

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

The Company is in the hair salon and personal services business and provide related personal service including but not limited to hair cuts, permanents, styling, manicures, and pedicures.

Principles of Consolidation

The consolidated financial statements include the accounts of both Lid Hair Studios International, Inc. and Belford Enterprises B.C. Ltd. All inter-company accounts have been eliminated in the consolidation

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

1.       Summary of Significant Accounting Policies - Continued

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties, including financial, operational and other risks associated with operating an emerging business, including the potential risk of business failure.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At August 31, 2006, the Company had approximately $193,000 of cash or cash equivalents which are not insured by agencies of the U.S. government.

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

Gains and losses on re-measurement are included in determining net income for the period.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
QUARTER ENDED AUGUST 31, 2006

1.       Summary of Significant Accounting Policies - Continued

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at August 31, 2006.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and promotion in selling, general and administrative expenses in the accompanying statements of operations.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

1.       Summary of Significant Accounting Policies - Continued

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

1.       Summary of Significant Accounting Policies - Continued

As of August 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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

The Company's future revenues are to be derived principally from hair styling fees, sales of hair products and other related charges. Revenue is recognized from services when performed and billed.

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

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation

F – 10

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

1.       Summary of Significant Accounting Policies - Continued

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
The Company paid dividends during the period presented.
The Company’s operating assets are principally located in Canada.

2.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31 2006, the Company has a loss from operations of $8,768 and an accumulated deficit of $68,199.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2007.

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

F – 11

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

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
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

4.       Capital Stock

a)   On May 11 2005, the Company allotted 5,000,000 common shares to its sole shareholder for $25,000.  These shares were issued during the period.

b)   On June 20 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)   On July 31 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.       Related Party Balances and Transactions

a)   As of August 31, 2006, the amount due to shareholder of $56,253 is uncollateralized, non-interest bearing and due on demand.

b)   During the period ended August 31, 2006, the Company paid a director and officer of the Company $5,358 (Cdn$6,000) in wages.  The same director and officer also purchased 160,000 of the 2,300,000 common shares issued on June 20, 2005 (Note 4b) for total cash consideration of $800.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

6.       Commitments- Continued

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments

2007	$16,884
2008	$16,884
2009	$17,020
2010	$18,516
2011	$18,516
Thereafter	$75,607

$163,427

7.       Property and Equipment

The Company applies the following amortization policies:

Leasehold improvements            9 years straight line
Furniture and equipment             20% declining balance over 5 years
Computer equipment                  30% declining balance over 3 years

Balances as of August 31, 2006 are as follows:

	Cost	Accumulated Amortization	Write Down	Net Book Value

Leasehold improvements	$9,820	$796	$-	$9,024
Furniture and equipment	40,717	3,819	14,375	22,523
Computer equipment	2,256	482	-	1,774

	$53,024	$5,097	$14,375	$33,321

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – See Notice to Reader)
US FUNDS

3 months ended August 31, 2006

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense

2007	$1,438
2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867
$13,057

9.       INCOME TAXES

The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carry forwards expire in various years through 2027.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2005	3,845	2025	961	(961)	(961)	—
May 31, 2006	59,431	2026	14,858	(14,858)	(13,897)	—
August 31, 2006	68,199	2027	17,050	(17,050)	(2,192)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%

LID HAIR STUDIOS INTERNATIONAL, INC.

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview

Lid Hair Studios International, Inc. (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the hair salon business in city of Vancouver, British Columbia.  Since 2005, the Company, through its subsidiary, Belford Enterprises B.C. Ltd. doing business as Lid Hair Studios International, Inc. has been developing business for its hair salon and looking for opportunities to expand its existing business and looking for opportunities to buy existing salons or leasing space to set up new salons.

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

Results of Operations

Hair salon service revenues were $15,231 for the three months ended August 31, 2006 compared to $1,186 in revenues for the three months ended August 31, 2005.  This increase is the result of opening the salon in August 2005.

Gross profit, defined as sales less cost of sales, was $15,626 for the three ended August 31, 2006, compared to $1,186 gross profit for the three ended August 31, 2005.

LID HAIR STUDIOS INTERNATIONAL, INC.

Our operating expenses were $24,394 for the three months ended August 31, 2006 compared to operating expenses of $12,189 for the three months ended August 31, 2005.   Operating expense increased primarily as a result of an increase in general and administrative and wages for the three months ended August 31, 2006 compared to the prior year period.

We achieved a net loss of $8,768 for the three months ended August 31, 2006 compared to a net loss of $11,003 for the three months ended August 31, 2005.  This change is primarily due to $15,231 in revenues achieved in the first fiscal quarter of 2006 compared to $1,186 in revenues in the first fiscal quarter of 2005, and increased operating expenses during the three months ended August 31, 2006.

Operations Outlook

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

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event, our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter- ended August 31, 2006

For the three months ended August 31, 2006, cash used by operating activities was $12,703. Cash used by operating activities for the quarter ending August 31, 2005 was $11,001.

Cash used by investing activities during the three months ended August 31, 2006 was $Nil. Cash used by investing activities for the period same period last year was $39,211. The change in cash used in investing activities is due to the cash used to purchase property and equipment and leasehold improvements during three months ended August 31, 2005.

LID HAIR STUDIOS INTERNATIONAL, INC.

Net cash provided by financing activities for the three months ended August 31, 2006 was $199,693. Cash provided by financing activities for the quarter ending August 31, 2005 was $61,277. The change in cash provided by financing activities is due principally to the $200,000 received from the issuance of shares during the three months ended August 31, 2006, and the decrease in loans from shareholder during the three month period ended August 31, 2006.  In August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At August 31, 2006 we had $191,369 in cash, compared to $10,827 as of August 31, 2005.

We expect our salary expenses to remain the same for the next quarter.

We anticipate that professional fees will decrease next year as we had a change in auditors and had additional fees to cover the cost of retaining a new auditor.  We will continue to have professional fees and may increase because we of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We do not expect our rent expenses to increase next quarter but expect them to remain at the current level.

We expect our depreciation expense to increase in the next quarter due to the depreciation of the equipment.

We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

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

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

Certain relationships and related transactions are discussed in detail in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Interim Consolidated Financial Statements of August 31, 2006:

  The amount due to shareholder of $56,253 is uncollateralized, non-interest bearing and due on demand.
  During the period, the Company paid a director and officer of the Company $5,358 for management wages.  The same director and officer also purchased 160,000 of the 2,300,000 common shares issued on June 20, 2005 (Note 4b) for total cash consideration of $800.

LID HAIR STUDIOS INTERNATIONAL, INC.

Subsequent to this reporting period the company repaid part of a shareholder loan to Eric Anderson, President in the amount $55,000 on November 7, 2006.

Recent Accounting Pronouncements

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

LID HAIR STUDIOS INTERNATIONAL, INC.

companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.

Item 3.       Controls and Procedures.

Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LID HAIR STUDIOS INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

          There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3.       Defaults Upon Senior Securities.

          None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.       Other Information.

          None.

Item 6.       Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

LID HAIR STUDIOS INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                           LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                           (Registrant)

Dated:   November 21, 2006                               By:       /s/ Eric Steven Anderson
                                                                                       Eric Steven Anderson, Chief Executive Officer
                                                                                       (Principal Executive Officer) Chief Financial
                                                                                       Officer, Chief Accounting Officer (Principal
                                                                                       Financial Officer)

24