Form 10QSB
period 2006-11-30
Lid Hair Studios International, Inc.
filed 2007-01-17
CIK 1354071

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Common, $.001 par value per share: 9,300,000 outstanding as of January 16, 2007.
____________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

LID HAIR STUDIOS INTERNATIONAL, INC.
(formerly Belford Enterprises, Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006
Unaudited US Funds

CONTENTS                                                                                 Page

Consolidated Balance Sheets                                                           F - 1
Consolidated Statements of Stockholder’s Equity                             F - 2
Consolidated Statements of Operations                                            F - 3
Consolidated Statements of Cash Flows                                           F - 4
Notes to the Consolidated Financial Statements                F – 5 to F – 14

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)

	November 30, 2006 (Unaudited)	May 31, 2006 (Note 1)

ASSETS

Current
Cash	$122,542	$4,085
Inventory	1,004	882

	123,546	4,967
Property and equipment, net of amortization (Note 7)	30,975	35,109
Lease rights, net of amortization (Note 8)	12,884	13,057
Prepaid expenses and deposits	1,323	1,362

	$168,728	$54,495

LIABILITIES

Current
Accounts payable (need to break out the $19,103)	$15,603	$15,163
Accrued liabilities	3,500	7,000
Due to shareholder (Note 5 b)	256	56,560

	19,359	78,723

Commitments and contingencies (Notes 1, 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 and 7,300,000 common shares at November 30, 2006 and May 31, 2006, respectively	9,300	7,300
Additional paid-in capital	227,200	29,200
Accumulated comprehensive income	(411)	(1,297)
Deficit – Accumulated during the development stage	(86,720)	(59,431)

	149,369	(24,228)

	$168,728	$54,495

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Loss)	(Deficiency)

Shares allotted for cash – May 11, 2005 at $.005	5,000,000	$5,000	$20,000	$-	$-	$25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

Balance - May 31, 2005	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance - May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash - July 31, 2006 at $.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the six months ended November 30, 2006	-	-	-	(27,289)	-	(27,289)

Foreign currency translation adjustment	-	-	-	-	886	886

Balance - November 30, 2006	9,300,000	$9,300	$227,200	$(86,720)	$(411)	$149,369

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	Six Months Ended November 30, 2006	Six Months Ended November 30, 2005	Cumulative Amounts from Incorporation on April 20, 2005 to November 30, 2006

REVENUE
Hair salon services	$16,725	$7,577	$31,801	$8,763	$68,340

Retail sales	858	104	1,737	104	2,721
Cost of goods sold	(486)	(87)	(974)	(87)	(1,545)

Gross profit from retail Sales	372	17	763	17	1,176

Net revenue	17,097	7,594	32,564	8,780	69,516

EXPENSES
Advertising and promotion	410	-	410	-	410
Depreciation	1,976	1,040	3,919	2,044	8,529
Insurance	227	-	455	-	1,030
Interest and bank charges	491	238	1,020	546	2,328
Professional fees	14,321	4,966	19,104	9,509	60,471
Rent	4,131	3,930	8,284	7,083	23,323
Supplies	1,874	1,045	2,780	1,982	5,919
Telephone	106	172	240	218	641
Transfer agent and printing	843	-	1,068	-	3,522
Utilities	670	553	1,328	913	3,908
Wages	10,569	7,077	21,245	8,915	46,155

	35,618	19,021	59,853	31,210	156,236

LOSS FOR THE PERIOD	$(18,521)	$(11,427)	$(27,289)	$(22,430)	$(86,720)

Weighted average shares outstanding	9,300,000	7,300,000	8,633,333	7,059,890

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

OTHER COMPREHENSIVE LOSS
Loss for the period	$(18,521)	$(11,427)	$(27,289)	$(22,430)	$(86,720)
Foreign currency translation adjustment	(94)	(494)	886	(863)	(411)

	$(18,615)	$(11,921)	$(26,403)	$(23,293)	$(87,131)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Cash flows from (used by):	Six Months Ended November 30, 2006	Six Months Ended November 30, 2005	Cumulative Amounts from Inception on April 20, 2005 to November 30, 2006

OPERATING ACTIVITIES

Loss for the period	$(27,289)	$(22,430)	$(86,720)
Items not involving cash:
Depreciation	3,919	2,044	8,529

	(23,370)	(20,386)	(78,191)
Changes in non-cash working capital:
Prepaid expenses and deposits	39	(1,376)	(1,323)
Inventory	(122)	(523)	(1,004)
Accounts payable and accrued liabilities	(3,060)	5,256	19,103

	(26,513)	(17,029)	(61,415)

INVESTING ACTIVITIES
Purchase of subsidiary shares	-	(80)	-
Purchase of property and equipment	-	(50,338)	(52,793)

	-	(50,418)	(52,793)

FINANCING ACTIVITIES
Shares issued	200,000	36,500	236,500
Advances from (payments to) shareholder	(56,304)	39,513	256

	143,696	76,013	236,756

Foreign currency adjustment	1,274	(1,130)	(6)
Increase in cash	118,457	7,436	122,542
Cash – beginning of period	4,085	100	-

CASH – END OF PERIOD	$122,542	$7,536	$122,542

SUPPLEMENTAL CSH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment funded by shareholder	$-	$-	$10,629
Foreign currency translation adjustment included in property and equipment	$388	$347	$2,189

See notes to the consolidated financial statements

F – 4

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

The Company is in the hair salon and personal services business and provides related personal service including but not limited to hair cuts, permanents, styling, manicures, and pedicures.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At November 30, 2006,  the Company had approximately $118,000 of cash or cash equivalents which are not insured by agencies of the U.S. government.

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

F – 6

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.   Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at November 30, 2006.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

F – 7

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

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

As at November 30, 2006, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

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

F – 8

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

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

2.       BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at November 30, 2006, the Company has a loss from operations of $27,289 and an accumulated deficit of $86,720.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2007.

F – 9

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

2.    BASIS OF PRESENTATION – GOING CONCERN – Continued

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

F – 10

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

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

4.      CAPITAL STOCK

a)	On May 11 2005, the Company allotted and issued 5,000,000 common shares to its President for $25,000.

b)	On June 20 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

F – 11

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

5.       RELATED PARTY BALANCES AND TRANSACTIONS
a)	As at November 30, 2006, the amount due to shareholder of $256 is uncollateralized, non-interest bearing and due on demand.

b)	During the period ended November 30, 2006, the Company paid a director and officer of the Company $5,344 (Cdn $6,000) for the three months ended and $10,688 (Cdn $12,000) for the six months ended in wages.

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
=============

F – 12

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

7.       PROPERTY AND EQUIPMENT

The Company applies the following amortization policies:

Leasehold improvements                9 years straight line
Furniture and equipment                 20% declining balance over 5 years
Computer equipment                      30% declining balance over 3 years

Balances as of November 30, 2006 are as follows:

	Cost	Accumulated Amortization	Write Down	Net Book Value

Leasehold improvements	$9,596	$1,066	$-	$8,530
Furniture and equipment	40,116	4,890	14,375	20,851
Computer equipment	2,205	611	-	1,594

	$51,917	$6,567	$14,375	$30,975

8.       LEASE RIGHTS

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for $40,856 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received.  A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights.  The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease.  Amortization expense for the year ended May 31, 2006 was $1,318.  The net book value of the lease rights at May 31, 2006 was $13,057.

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense

2007	$1,438
2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867
$13,057

F – 13

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2006

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

May 31, 2005	3,845	2035	961	(961)	(961)	—
May 31, 2006	59,431	2026	14,858	(14,858)	(13,897)	—
November 30, 2006	86,720	2027	21,680	(21,680)	(6,822)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%
============

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

Our accumulated deficit as of our period ended on November 30, 2006 was $86,720 and as of May 31, 2006, the accumulated deficit was $59,431.  During the period ended November 30, 2006, the deficit increased by $27,289.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Hair salon service revenues were $31,801 for the six months ended November 30, 2006 compared to $8,763 in revenues for the six months ended November 30, 2005.  This increase is the result of opening the salon in August 2005.

Gross profit, defined as sales less cost of sales, was $32,564 for the six months ended November 30, 2006, compared to $8,780 gross profit for the six months ended November 30, 2005.

Our operating expenses were $59,853 for the six months ended November 30, 2006 compared to operating expenses of $31,210 for the six months ended November 30, 2005.   Operating expense increased primarily as a result of an increase in general and administrative and wages for the six months ended November 30, 2006 compared to the prior year period.

We achieved a net loss of $27,289 for the six months ended November 30, 2006 compared to a net loss of $22,430 for the six months ended November 30, 2005.

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

Liquidity and Capital Resources

Overview – Quarter- ended November 30, 2006

For the six months ended November 30, 2006, cash used by operating activities was $26,513. Cash used by operating activities for the quarter ending November 30, 2005 was $17,029.

Cash used by investing activities during the six months ended November 30, 2006 was $Nil. Cash used by investing activities for the period same period last year was $50,418. The change in cash used in investing activities is due to the cash used to purchase property and equipment and leasehold improvements during six months ended November 30, 2005.

Net cash provided by financing activities for the six months ended November 30, 2006 was $143,696. Cash provided by financing activities for the quarter ending November 30, 2005 was $76,013. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares, and the $56,304 reduction of the loan of a shareholder during the six month period ended November 30, 2006.  In August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At November 30, 2006 we had $122,542 in cash, compared to $4,085 as at May 31, 2006.  We had a positive working capital of $ 104,187 compared to a negative working capital of $73,756 as at May 31, 2006.

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

As noted in Note 5 of the Consolidated Financial Statements of November 30, 2006:
  The amount due to shareholder of $256 is non-interest bearing and due on demand.

  During the period, the Company paid a director and officer of the Company  $5,344 (Cdn $6,000) for the three months ended and $10,688 (Cdn $12,000) for the six months ended in wages.

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

                                                                                            LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                                            (Registrant)

Dated:    January 16, 2007                                                    By:  /s/ Eric Steven Anderson
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