Form 10QSB
period 2007-02-28
Lid Hair Studios International, Inc.
filed 2007-04-17
CIK 1354071

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Common, $.001 par value per share: 9,300,000 outstanding as of March 23, 2007.

___________________________________________________________________________

LID HAIR STUDIOS INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..................................................................................................................	1

ITEM 1. FINANCIAL STATEMENTS...........................................................................................................	1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................	17
ITEM 3. CONTROLS AND PROCEDURES..................................................................................................	22

PART II - OTHER INFORMATION........................................................................................................................	23

ITEM 1. LEGAL PROCEEDINGS.................................................................................................................	23
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......................	23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................................................	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................	23
ITEM 5. OTHER INFORMATION...............................................................................................................	23
ITEM 6. EXHIBITS.......................................................................................................................................	23

SIGNATURES..........................................................................................................................................................	24

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(formerly Belford Enterprises, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007
Unaudited – See Notice to Reader

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

	February 28, 2007 (Unaudited)	May 31, 2006 (Note 1)

Current
Cash	$102,330	$4,085
Inventory	782	882
Due from shareholder (Note 5 (a))	421	-

	103,533	4,967
Property and equipment, net of amortization (Note 7)	28,728	35,109
Lease rights, net of amortization (Note 8)	12,217	13,057
Prepaid expenses and deposits	1,292	1,362

	$145,770	$54,495

LIABILITIES

Current
Accounts payable	$6,651	$15,163
Accrued liabilities	4,500	7,000
Due to shareholder	-	56,560

	11,151	78,723

Commitments and contingencies (Notes 1, 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 and 7,300,000 common shares at February 28, 2007 and May 31, 2006, respectively	9,300	7,300
Additional paid-in capital	227,200	29,200
Accumulated comprehensive loss	(1,428)	(1,297)
Deficit – Accumulated during the development stage	(100,453)	(59,431)

	134,619	(24,228)

	$145,770	$54,495

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Loss	(Deficiency)

Shares allotted for cash – May 11, 2005 at $.005	5,000,000	$5,000	$20,000	$-	$-	$25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance – May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash July 31, 2006 at $0.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the nine months ended February 28, 2007	-	-	-	(41,022)	-	(41,022)

Foreign currency translation adjustment	-	-	-	-	(131)	(131)

Balance – February 28, 2007	9,300,000	$9,300	$227,200	$(100,453)	$(1,428)	$134,619

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2007	Nine Months Ended February 28, 2006	Cumulative Amounts from Incorporation on April 20, 2005 to February 28, 2007

REVENUE
Hair salon services	$16,651	$12,959	$48,076	$21,722	$84,615

Retail sales	716	504	2,433	608	3,417
Cost of goods sold	(397)	(282)	(1,359)	(369)	(1,930)

Gross profit from retail Sales	319	222	1,074	239	1,487

Net revenue	16,970	13,181	49,150	21,961	86,102

EXPENSES
Advertising and promotion	-	-	405	-	405
Depreciation	1,933	950	5,805	2,994	10,415
Insurance	250	368	700	368	1,275
Interest and bank charges	569	371	1,578	917	2,886
Professional fees	5,975	4,489	25,079	13,998	66,446
Rent	4,090	4,301	12,275	11,384	27,314
Supplies	346	694	3,060	2,676	6,199
Telephone	99	38	335	256	736
Transfer agent and printing	627	-	1,695	-	4,149
Utilities	1,088	769	2,400	1,682	4,980
Wages	15,848	5,974	36,840	14,889	61,750

	30,825	17,954	90,172	49,164	186,555

LOSS FOR THE PERIOD	$(13,855)	$(4,773)	$(41,022)	$(27,203)	$(100,453)

Weighted average shares outstanding	9,300,000	7,300,000	8,860,440	7,059,890	-

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$-

OTHER COMPREHENSIVE LOSS
Loss for the period	$(13,855)	$(4,773)	$(41,022)	$(27,203)	$(100,453)
Foreign currency translation adjustment	49	874	(131)	11	(1,428)

	$(13,806)	$(3,899)	$(41,153)	$(27,192)	$(101,881)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

Cash flows from (used by):	February 28, 2007	February 28, 2006	Cumulative Amounts from Inception on April 20, 2005 to February 28, 2007

OPERATING ACTIVITIES

Loss for the period	$(41,022)	$(27,203)	$(100,453)
Items not involving cash:
Depreciation	5,805	2,994	10,415

	(35,217)	(24,209)	(90,038)
Changes in non-cash working capital:
Prepaid expenses and deposits	70	(1,412)	(1,292)
Inventory	100	(599)	(782)
Accounts payable and accrued liabilities	(11,012)	7,593	11,151

	(46,059)	(18,627)	(80,961)

INVESTING ACTIVITY
Purchase of property and equipment	-	(53,024)	(53,024)

FINANCING ACTIVITIES
Shares issued	200,000	36,500	236,500
Advances from (payment to) shareholder	(56,981)	43,286	(421)

	143,019	79,786	236,079

Foreign currency adjustment	1,285	(1,790)	236
Increase in cash	98,245	6,345	102,330
Cash – beginning of period	4,085	100	-

CASH – END OF PERIOD	$102,330	$6,445	$102,330

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment funded by shareholder	$-	$10,629	$10,629
Foreign currency translation adjustment included in property and equipment	$1,416	$1,801	$3,217

See notes to the consolidated financial statements

F – 4

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

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
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At February 28, 2007, the Company had approximately $100,520 of cash or cash equivalents which are not insured by agencies of the U.S. government.

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
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.   Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at February 28, 2007.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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
(UNAUDITED: SEE NOTICE TO READER
NINE MONTHS ENDED FEBRUARY 28, 2007

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

As at February 28, 2007, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Estimated Fair Value of Financial Instruments

The carrying values of cash, accounts payable and due from shareholder reflected in the financial statements approximates their fair value due to the short-term maturity of the instruments.

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

2.       BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at February 28, 2007, the Company has a loss from operations of $41,022 and an accumulated deficit of $100,453.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2007.

F – 9

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

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
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

5.       RELATED PARTY BALANCES AND TRANSACTIONS

a)     As at February 28, 2007, the amount due from shareholder of $421 is uncollateralized, non-interest bearing and due on demand.

b)    During the period ended February 28, 2007, the Company paid a director and officer of the Company $5,277 (Cdn $6,000) for the three months ended and $15,831 (Cdn $18,000) for the nine months ended in wages.

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
===========

F – 12

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
NINE MONTHS ENDED FEBRUARY 28, 2007

7.       PROPERTY AND EQUIPMENT

The Company applies the following amortization policies:

Leasehold improvements                   9 years straight line
Furniture and equipment                    20% declining balance over 5 years
Computer equipment                         30% declining balance over 3 years

Balances as of February 28, 2007 are as follows:

	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$9,373	$1,302	$8,071
Furniture and equipment	25,142	5,908	19,234
Computer equipment	2,154	731	1,423

	$36,669	$7,941	$28,728

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER
NINE MONTHS ENDED FEBRUARY 28, 2007

9.       INCOME TAXES

The Company is subject to foreign and domestic income taxes.  The Company has had no taxable income, and therefore has paid no income tax.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

May 31, 2005	3,845	2035	961	(961)	(961)	—
May 31, 2006	59,431	2026	14,858	(14,858)	(13,897)	—
February 28, 2007	100,453	2027	25,113	(25,113)	(10,255)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%
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

Our accumulated deficit as of our period ended on February 28, 2007 was $100,453 and as of May 31, 2006, the accumulated deficit was $59,431.  During the period ended February 28, 2007, the deficit increased by $41,022.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

LID HAIR STUDIOS INTERNATIONAL, INC.

Results of Operations

Hair salon service revenues were $48,076 for the nine months ended February 28, 2007 compared to $21,722 in revenues for the nine months ended February 28, 2007.  This increase is the result of opening the salon in August 2005.

Gross profit, defined as sales less cost of sales, was $49,150 for the nine months ended February 28, 2007, compared to $21,961 gross profit for the nine months ended February 28, 2006.

Our operating expenses were $90,172 for the nine months ended February 28, 2007 compared to operating expenses of $49,164 for the nine months ended February 28, 2006.   Operating expense increased primarily as a result of an increase in general and administrative and wages for the nine months ended February 28, 2007 compared to the prior year period.

We achieved a net loss of $41,020 for the nine months ended February 28, 2007 compared to a net loss of $27,203 for the nine months ended February 28, 2006.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

Liquidity and Capital Resources

Overview – Quarter- ended February 28, 2007

For the nine months ended February 28, 2007, cash used by operating activities was $46,059. Cash used by operating activities for the quarter ending February 28, 2007 was $18,627.

Cash used by investing activities during the nine months ended February 28, 2007 was $Nil. Cash used by investing activities for the period same period last year was $53,024. The change in cash used in investing activities is due to the cash used to purchase property and equipment and leasehold improvements during nine months ended February 28, 2006.

Net cash provided by financing activities for the nine months ended February 28, 2007 was $143,019. Cash provided by financing activities for the nine months ended February 28, 2006 was $79,786. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares, and the $56,981 reduction of the loan of a shareholder during the nine month period ended February 28, 2007.  In August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At February 28, 2007 we had $102,330 in cash, compared to $4,085 as at May 31, 2006.  We had a positive working capital of $92,382 compared to a negative working capital of $73,756 as at May 31, 2006.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

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

As noted in Note 5 of the Consolidated Financial Statements of February 28, 2007:

  The amount due from shareholder of $421 is non-interest bearing and due on demand.

  During the period, the Company paid a director and officer of the Company $5,277 (Cdn $6,000) for the three months ended and $15,831 (Cdn $18,000) for the nine months ended in wages.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

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

                                                                        LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                        (Registrant)

Dated:  April 13, 2007                                     By:  /s/ Eric Steven Anderson
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