Form 10KSB
period 2007-05-31
Lid Hair Studios International, Inc.
filed 2007-08-28
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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
                    YES [  ]   NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $65,584.

The aggregate market value of the voting stock held by non-affiliates of the Company on August 27, 2007 was $404,000.

As of August 27, 2007 the Company had 9,300,000 issued and outstanding shares of common stock.

Table of Contents

PART I...............................................................................................................................................................	3

ITEM 1. DESCRIPTION OF BUSINESS..................................................................................................	3
ITEM 2. DESCRIPTION OF PROPERTY.................................................................................................	5
ITEM 3. LEGAL PROCEEDINGS.............................................................................................................	5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................	5

PART II.............................................................................................................................................................	5

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............	5
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................	6
ITEM 7. FINANCIAL STATEMENTS.....................................................................................................	11
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................................................................	27
ITEM 8A. CONTROLS AND PROCEDURES.........................................................................................	27
ITEM 8B. OTHER INFORMATION........................................................................................................	27

PART III............................................................................................................................................................	28

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................................................	28
ITEM 10. EXECUTIVE COMPENSATION.............................................................................................	29
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................................................................................	29
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................	30
ITEM 13. EXHIBITS.................................................................................................................................	30
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................	30
EXHIBIT 31.1 - CERTIFICATIONS.........................................................................................................	32
EXHIBIT 32.1 - CERTIFICATIONS........................................................................................................	33
EXHIBIT 14.1 - CODE OF ETHICS..........................................................................................................	34

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development
Lid Hair Studios International, Inc. was established on April 20, 2005 in the state of Nevada.  The company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005.  Our operating subsidiary Belford Enterprises B.C. Ltd., doing business as Lid Hair Studio was established June 7, 2005, in the City of Vancouver, British Columbia Canada.  There are no bankruptcies, receivership, or similar proceedings against the parent or operating subsidiary.

On June 18, 2005, the company purchased hair salon equipment and the rights to an office lease from Farideh Jafari in the amount of approximately $39,150 US ($45,000CDN).

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

The company engaged ADP, a payroll service, to prepare the payroll including calculating appropriate tax deductions and issuing cheques to staff and Canada Revenue Agency.  We have contracted the monthly bookkeeping to an outside source.

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

Corporate History
Lid Hair Studios International, Inc. was established on April 20, 2005 in the state of Nevada.  The company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005.  Our operating subsidiary, Belford Enterprises B.C. Ltd., doing business as Lid Hair Studio was established June 7, 2005, in the City of Vancouver, British Columbia Canada.  There are no bankruptcies, receivership, or similar proceedings against the parent or operating subsidiary.

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

Competition
We compete with a variety of established competitors in this market. As an example there are 13 Hair Studios on Davie Street, the same street where Lid Hair Studio is located. These competitors may have longer operating histories, greater name recognition, established customer bases, and substantially greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its proposed market include degree of name recognition (goodwill), ability to differentiate its salon service offerings, developing aesthetic and pleasing interiors, maintaining a high level of customer service and customer satisfaction, and the ability to effectively respond to changing customer needs and preferences. Currently, there are no significant proprietary or other barriers of entry that could keep potential competitors from developing or acquiring similar salon offerings and providing competing services in the Company's market. The Company's ability to compete successfully in the Hair Studio industry will depend in large part on its ability to execute acquisitions of established salon businesses that have developed a core customer base as a result of developing a sustainable competitive advantage in the market place in which they compete by offering market-differentiated food services and products.

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

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company received its trading symbol on April 9, 2007 and the company’s common stock is presently being traded on the over-the-counter market under the symbol “LHSI” and is quoted on the OTC Bulletin Board.  For the period indicated, the following table sets forth the high and low sales prices per share of our common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.   During 2006, there was only one day during the year in which trade was reported: 25,000 common shares at $0.10 per share.

Year ended May 31, 2007:	High	Low

March 31, 2007 to May 31, 2007	$0.10	$0.10

To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock. We have agreed to register shares of common stock held by existing security holders for resale with the exception of Eric Anderson’s and Amber Warren’s shareholdings. We currently have 46 shareholders.

Holders
As of July 30, 2007, there were 46 holders of record of Lid Hair Studios International, Inc., holding 9,300,000 shares.

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

Our operating expenses are classified into several categories:

  Sales – Gross Profit
  Professional Fees
  Depreciation
  Other Administrative Expenses

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $46,890 for the year ended May 31, 2007 and $37,522 for the year ended May 31, 2006.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2007.

Sales refer to our gross profit – Sales less Cost of Sales.  Our gross profit increased from $36,952 for the year ended May 31, 2006 to $66,945 for the year ended May 31, 2007. The increase in Sales and Gross Profit is a result of commencing business operations.

Amortization expense charged to operations was $7,749 and $4,610 in 2007 and 2006, respectively.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $95,641 for the year ended May 31, 2007 and $50,406 for the year ended May 31, 2006 respectively. The increase in 2007 versus 2006 is attributable primarily to an increase in wages.

Overview
Our accumulated deficit as of our year ended on May 31, 2007 was $142,766 and as of May 31, 2006, the accumulated deficit was $59,431.  During the fiscal year ended May 31, 2007, the deficit increased by $83,335 (2006: $55,586).  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations
Net revenues increased year over year to $66,945 from $36,952 respectively for the year ended May 31, 2007 versus May 31, 2006. This increase is the result of opening the salon in August 2005.

We realized a net loss of $83,335 for the fiscal year ended May 31, 2007, compared to a net loss of $55,586 for the fiscal year ended May 31, 2006. The increase in net loss is primarily due to the increase in wages.

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

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Overview –June 1, 2006 to May31, 2007
For the year ended May 31, 2007 we generated revenue of $66,945 and $36,952 for the previous year ended May 31, 2006. Management expects the vast majority of our revenue to be generated from operations from future hair salon startups and/or acquisitions.  Total expenses for the year ended May 31, 2007 were $150,280 compared to $92,538 for the year ended May 31, 2006. Out of these total expenses for the year ended May 31, 2007, $34,390 represented professional fees, $3,864 for supplies, $16,377 rent, $77,314 represent wages, $3,380 with the preparation and filing of the registration statement and costs associated with the commencing of operations of the hair studio.

Wages increased by $16,904 during the year ended May 31, 2007 from $24,910 for the year ended May 31, 2006. The increase in wages is consistent with the increase in revenue.

Liquidity and Capital Resources
For the year ended May 31, 2007, cash used by operating activities was $71,121. Cash used by operating activities for the year ended May 31, 2006 was $33,657.

Cash used by investing activities during the year ended May 31, 2007 was $Nil. Cash used by investing activities for the year ended May 31, 2006 was $53,024. The change in cash used in investing activities is due to the $53,024 cash used to purchase property and equipment and leasehold improvements during the year ended May 31, 2006.

Net cash provided by financing activities for the year ended May 31, 2007 was $144,382. Cash provided by financing activities for the year ended May 31, 2006 was $91,715. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares.

At May 31, 2007 we had $78,629 in cash, compared to $4,085 as at May 31, 2006.

Plan of Operations
The Company's primary objective for fiscal year ending May 31, 2008 is to increase its existing salon sales while controlling costs. We will focus our marketing efforts on positioning our salon business based on quality services and products while maintaining affordable pricing for its customers. We intend to build on the substantial walk-in clientele by hiring additional stylists.

The Company's other objectives for fiscal 2008 are as follows:
  Improve customer value by offering a wider range services at a variety of prices,
  Introduce “special occasion” packages for Valentine’s Day, Mother’s Day, Secretary’s Day,
  Develop quality enhancements based on excellent customer service and products
  Analyze our core market and to assess its viability for market growth for additional salon locations

Our ongoing objective is to increase sales through increased services and price promotions and effective marketing of Lid Hair Studios’ competitive attributes of quality services and value pricing.

The Company has plans to fully develop the Vancouver market area in terms of additional salon locations that will carry the same name. Management estimates that the Vancouver and surrounding cities will support additional locations while focusing on brand name recognition of Lids Hair Studios for high quality service and products and value pricing.  Media advertising is important to effectively build brand awareness and enhance the positioning of the Lids Hair Studios in a very competitive Vancouver market. All of our growth for fiscal 2008 and 2009 will be focused in the Vancouver. These development plans are highly dependent on the availability of potential sites, lease terms, financing availability and cost, and availability and quality of management and staff personnel.

Growth Strategy
We are incorporating the following strategy to our future objectives:
  Expand our salon operations through:
  the addition and development of additional Lid Hair Studios with additional locations in our existing market by 2008;
  the possible acquisition or development of salons operating under other names;
  Improve our profitability by continuing to enhance the salon services for our clients and improving operating efficiency of our salon brand;

  Focus on improving efficiency and utilizing creative and aggressive marketing initiatives

During the next twelve months, we intend to continue to make efforts to increase the number of clients and increase the number of salons.  Net income may not be recognized until 2008 depending on the tenant improvements and commencement of leases and close dates for sales.

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

Working Capital
We had positive working capital of $44,405 at May 31, 2007, compared to negative working capital of $(73,756) at May 31, 2006.

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

As at May 31, 2007 and May 31, 2006, we had cash and cash equivalents of $78,629 and $4,085 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

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

Promotion
We expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. This is essential to increase awareness of our existing salon.  There are several district newspapers where we will place advertisements as well as distribute flyers to area residents.  We expect that promotion expenses will be approximately $5,000 over the next six-month period ending February 28, 2008.  The expenses will be for printing and advertisement placement in local area newspapers.

Personnel
As of July 30, 2007, our management and personnel includes our president, Eric S. Anderson, our salon manager, Amber Warren and one full-time stylist and two chair renters. Mr. Anderson handles all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. In the twelve months ending May 31, 2008, we plan to raise our total number of permanent employees to approximately 4: we will add two more stylists to fill vacant chairs.  Ms. Warren is responsible for the day-to-day operations of the salon and prepares receipts daily and organizes accounting items for the accountant.

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

Future Operations
Due to our lack of business operations and resulting operating deficit, in their report on our audited consolidated financial statements for the period ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. With our recent salon commencing business in August 2005, we expect this situation to change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the salon business such as auditing and legal expenses necessary to file our registration statement and other reporting documents and to raise capital in the future as needed.

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

As noted in Note 5 of the Interim Consolidated Financial Statements of May 31, 2007:

a)	As of May 31, 2007, the amount due to the shareholder of $942 (2006: $56,560) is uncollateralized, non-interest bearing and due on demand.

b)	During the year, the Company paid directors and officers of the Company $38,849 (2006: $15,042) in wages and directors’ fees.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007

US FUNDS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

Board of Directors
Lid Hair Studios International, Inc.

We have audited the accompanying balance sheets of Lid Hair Studios International, Inc., as of May 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended May 31, 2007 and 2006, and the period from April 20, 2005 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lid Hair Studios International, Inc. as of May 31, 2007 and 2006, and the results of its operations and cash flows for the two years ended May 31, 2007, and the period from April 20, 2005 (inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company has recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
August 15, 2007

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS       Statement 1
Expressed in US dollars

ASSETS	May 31 2007	May 31 2006

Current
Cash	$78,629	$4,085
Inventory	1,348	882

	79,977	4,967
Property and Equipment, net of depreciation (Note 7)	29,422	35,109
Lease rights, net of amortization (Note 8)	12,821	13,057
Prepaid expenses and deposits	8,898	1,362

	$131,118	$54,495

LIABILITIES

Current
Accounts payable	$25,630	$15,163
Accrued liabilities	9,000	7,000
Due to shareholder (Note 5a)	942	56,560

	35,572	78,723

Commitments and contingencies (Notes 2, 5, 6, and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 and 7,300,000 common shares at May 31, 2007 and 2006 respectively	9,300	7,300
Additional paid-in capital	227,200	29,200
Accumulated comprehensive income (loss)	1,812	(1,297)
Accumulated (deficit)	(142,766)	(59,431)

	95,546	(24,228)

	$131,118	$54,495

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED STATEMENTOF
STOCKHOLDERS’ EQUITY (DEFICIT)      Statement 2
Expressed in US dollars

	Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficiency)

Balance – April 20, 2005	-	$-	$-	$-	$-	$-

Shares issued for cash – May 11, 2005 at $.005	5,000,000	5,000	20,000	-	-	25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance – May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash July 31, 2006 at $0.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the year ended May 31, 2007	-	-	-	(83,335)	-	(83,335)

Foreign currency translation Adjustment	-	-	-	-	3,109	3,109

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS       Statement 3
Expressed in US dollars

	May 31, 2007	May 31, 2006

REVENUE
Hair salon services	$65,584	$36,539

Retail sales	3,386	984
Cost of goods sold	(2,025)	(571)

Gross profit from retail sales	1,361	413

Net revenue	66,945	36,952

EXPENSES
Advertising and promotion	405	-
Amortization and depreciation	7,749	4,610
Insurance	950	575
Interest and bank charges	2,176	1,308
Professional fees	46,890	37,522
Rent	16,377	15,039
Supplies	3,864	3,139
Telephone	433	401
Transfer agent and printing	3,380	2,454
Utilities	3,242	2,580
Directors’ fees	23,000	-
Wages	41,814	24,910

	150,280	92,538

NET LOSS	$(83,335)	$(55,586)

Weighted average shares outstanding	8,971,233	7,173,972

Loss per share	$(0.01)	$(0.01)

Other Comprehensive Loss:
Net loss for the year	$(83,335)	$(55,586)
Foreign currency translation adjustment	3,109	(1,297)

	$(80,226)	$(56,883)

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS        Statement 4
Expressed in US dollars

Cash Flows from (Used By):	May 31, 2007	May 31, 2006

OPERATING ACTIVITIES

Net loss	$(83,335)	$(55,586)
Items not involving cash:
Amortization and depreciation	7,749	4,610

	(75,586)	(50,976)
Changes in non-cash working capital:
Prepaid expenses and deposits	(7,536)	(1,362)
Inventory	(466)	(882)
Accounts payable and accrued liabilities	12,467	19,563

	(71,121)	(33,657)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(53,024)

	-	(53,024)

FINANCING ACTIVITIES
Shares issued	200,000	36,500
Advances from (payment to) shareholder	(55,618)	55,215

	144,382	91,715

Foreign Currency Adjustment	1,283	(1,049)

Increase in Cash	74,544	3,985
Cash – Beginning of year	4,085	100

CASH – END OF YEAR	$78,629	$4,085

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$1,826	$1,801
Purchase of property and equipment funded by shareholder	$-	$10,269

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

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

Organization and Description of Business

Belford Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2005.  On August 15, 2005, the Company changed its name to Lid Hair Studios International, Inc. to reflect its business plan, which is to open a nationwide chain of hair salons.

On June 7, 2005, the Company incorporated a wholly-owned subsidiary, Belford Enterprises B.C. Ltd., in the Province of British Columbia, Canada.  On June 18, 2005, the Company, through its subsidiary, purchased hair salon equipment and commenced operations in the hair salon and personal services business and provides related personal services including but not limited to hair cuts, permanents, styling, manicures, and pedicures.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At May 31, 2007, the Company had $2,456 (2006: $4,085) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

1.       Summary of Significant Accounting Policies - Continued

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at May 31, 2007.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

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

As at May 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

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

The Company paid no dividends during the year presented.

The Company’s operating assets are principally located in Canada.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

2.       Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2007, the Company had recurring losses from operations totaling $142,766.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2008.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

3.       Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

4.       Capital Stock

a)   On May 11, 2005, the Company issued 5,000,000 common shares at $0.005 to its sole shareholder for $25,000.  These shares were issued during the period ended May 31, 2005.

b)   On June 20, 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)  On July 31, 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

5.       Related Party Balances and Transactions

a)   As of May 31, 2007, the amount due to shareholder of $942 (2006: $56,560) is uncollateralized, non-interest bearing and due on demand.

b)   During the year, the Company paid directors and officers of the Company $38,849 (2006: $15,042) in wages and directors’ fees.

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

Periods	Monthly Rental Payment

July 1, 2005 to June 30, 2006	$1,407
July 1, 2006 to June 30, 2009	$1,407
July 1, 2009 to June 30, 2015	$1,543

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments

2008	$16,884
2009	$17,020
2010	$18,516
2011	$18,516
Thereafter	$75,607

$146,543
=========================

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

7.       Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements            9 years straight line
Furniture and equipment             20% declining balance over 5 years
Computer equipment                  30% declining balance over 3 years

		2007			2006

	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$ 10,140	$ 1,690	$ 8,450	$ 9,879	$ 550	$ 9,329
Furniture and equipment	27,200	7,616	19,584	26,500	2,650	23,850
Computer equipment	2,330	942	1,388	2,270	340	1,930

	$ 39,670	$ 10,248	$ 29,422	$ 38,649	$ 3,540	$ 35,109
================================================================================

8.       Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received.  A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights.  The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the year ended May 31, 2007 was $1,499 (2006: $1,318). The net book value of the lease rights at May 31, 2007 was $12,821 (2006: $13,057).

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense

2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867
$11,619
=======

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

9.       Income Taxes

The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carry forwards expire in 2025 and 2027.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2005	3,845	2025	961	(961)	(961)	-
May 31, 2006	59,431	2026	14,858	(14,858)	(13,897)	-
May 31, 2007	142,766	2027	35,691	(35,691)	(20,833)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%
===========

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

The following table sets forth certain information as of July 10, 2007.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                                            Age          Position                          Term

Mr. Eric Steven Anderson (1)            39            President & Director        1 Year
Ms. Amber Warren (2)                      33            Manager & Director        1 Year

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

Ms. Warren resides in Vancouver, Canada.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended May 31, 2007, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                                         Position                             Salary                                Directors’ fees

Mr. Eric Steven Anderson(1)         President & Director           $0.00                                          $0.00*
Ms. Amber Warren(2)                   Manager & Director           $41,760 ($48,000CDN)             $3,000

(1) Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.;
(2) Ms. Amber Warren is the Manager and Director of Lid Hair Studios International, Inc.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2006	2007	2006	2007	2006	2007	2006	2007
Eric Steven Anderson	Chair, CEO, CFO, CAO	0	0	0	$20,000	$0	$0	$0	$20,000
Amber Warren	Director, Manager	0	0	0	$3,000	$15,042	$15,849	$15,042	$18,849

We currently have two directors.

As of May 31, 2007, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

The following table sets forth, as of  July 30, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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
_________________
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

ITEM 13. EXHIBITS

EXHIBITS

(a)       Audited Consolidated Financial Statements (included in Part 11 of this Report):

            Auditor’s Report
            Consolidated Balance Sheet – May 31, 2007
            Consolidated Statements of Operations and Deficit – May 31, 2007
            Consolidated Statements of Cash Flows – May 31, 2007
            Consolidated Statement of Stockholders’ Equity – May 31, 2007
            Notes to Consolidated Financial Statements – May 31, 2007

(b)    None.

(c)  Exhibit
             14.1 Code of Ethics
             31.1 Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
             32.1 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended May 31, 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended May 31, 2007 and 2006 were $13,000 and $8,000 respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended May 31, 2007 and 2006.

TAX FEES.  We did not incur any fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended May 31, 2007 and 2006.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for  the fiscal years ended May 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                      LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                                                      (Registrant)

                                                                         By        /s/ Eric Steven Anderson
                                                                                     Eric Steven Anders, Chief Executive Officer, Chief
                                                                                     Financial Officer, Chief Accounting Officer

                                                                         Date     August 27,  2007