Form 10QSB
period 2007-08-31
Lid Hair Studios International, Inc.
filed 2007-10-15
CIK 1354071

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Common, $.001 par value per share: 9,300,000 outstanding as of October 5, 2007.

___________________________________________________________________________

                              LID HAIR STUDIOS INTERNATIONAL, INC.

TABLE OF CONTENTS

                              LID HAIR STUDIOS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

          The consolidated financial statements of Lid Hair Studios International, Inc. and subsidiary (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended May 31, 2007.

                              LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(formerly Belford Enterprises, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007
Unaudited – See Notice to Reader

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

ASSETS	August 31, 2007 (Unaudited)	May 31 2007 (See Note 1)

Current
Cash	$40,854	$78,629
Inventory	1,067	1,348

	41,921	79,977
Property and equipment, net of depreciation (Note 7)	28,388	29,422
Lease rights, net of amortization (Note 8)	12,571	12,821
Prepaid expenses and deposits	1,414	8,898

	$84,294	$131,118

LIABILITIES

Current
Accounts payable	$13,100	$25,630
Accrued liabilities	5,500	9,000
Due to shareholder (Note 5a)	953	942

	19,553	35,572

Commitments and contingencies (Notes 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	2,314	1,812
Deficit	(174,073)	(142,766)

	64,741	95,546

	$84,294	$131,118

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – April 20, 2005	-	$-	$-	$-	$-	$-

Shares issued for cash – May 11, 2005 at $.005	5,000,000	5,000	20,000	-	-	25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance – May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash July 31, 2006 at $0.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the year ended May 31, 2007	-	-	-	(83,335)	-	(83,335)

Foreign currency translation adjustment	-	-	-	-	3,109	3,109

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the period ended August 31, 2007	-	-	-	(31,307)	-	(31,307)

Foreign currency translation adjustment	-	-	-	-	502	502

Balance – August 31, 2007	9,300,000	$9,300	$227,200	$(174,073)	$2,314	$64,741

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER

	Three months ended August 31 2007		Three months ended August 31 2006

REVENUE
Hair salon services		$19,167		$15,231

Retail sales		1,676		888
Cost of goods sold		(1,005)		(493)

Gross profit from retail sales		671		395

Net revenue		19,838		15,626

EXPENSES
Advertising and promotion		92		-
Amortization and depreciation		1,786		1,963
Directors’ fees		13,000		-
Insurance		269		231
Interest and bank charges		522		532
Professional fees		18,250		4,782
Rent		4,394		4,197
Supplies		1,054		876
Telephone		103		135
Transfer agent and printing		496		225
Utilities		410		665
Wages		10,769		10,788

		51,145		24,394

LOSS FOR THE PERIOD		$(31,307)		$(8,768)

Weighted average shares outstanding		9,300,000		7,973,913

Loss per share	$	Nil	$	Nil

Other Comprehensive Loss:
Net loss for the period		$(31,307)		$(8,768)
Foreign currency translation adjustment		502		980

		$(30,805)		$(7,788)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

Cash Flows from (Used By):	Three months ended August 31 2007	Three months ended August 31 2006

OPERATING ACTIVITIES

Net loss	$(31,307)	$(8,768)
Item not involving cash:
Amortization and depreciation	1,786	1,963

	(29,521)	(6,805)
Changes in non-cash working capital:
Prepaid expenses and deposits	7,484	8
Inventory	281	(377)
Accounts payable and accrued liabilities	(16,030)	(5,529)

	(37,786)	(12,703)

FINANCING ACTIVITIES
Shares issued	-	200,000
Due to shareholder	-	(307)

	-	199,693

Foreign Currency Adjustment	11	294

Increase in Cash	(37,775)	187,284
Cash – Beginning of period	78,629	4,085

CASH – END OF PERIOD	$40,854	$191,369

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$502	$231

See notes to the consolidated financial statements

F – 4

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
THREE MONTHS ENDED AUGUST 31, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited May 31, 2007 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended May 31, 2007, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of May 31, 2007 is taken from the audited financial statements of that date.

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
THREE MONTHS ENDED AUGUST 31, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At August 31, 2007, the Company had approximately $5,242 of cash or cash equivalents which are not insured by agencies of the U.S. government.

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

F – 6

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
THREE MONTHS ENDED AUGUST 31, 2007

1.        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.   Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at August 31, 2007.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

F – 7

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER
THREE MONTHS ENDED AUGUST 31, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

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

As at August 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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

F – 8

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
THREE MONTHS ENDED AUGUST 31, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

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

2.       BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at August 31, 2007, the Company has a loss from operations of $31,307 and an accumulated deficit of $174,073.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2008.

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

F – 9

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
THREE MONTHS ENDED AUGUST 31, 2007

3.       RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

4.       CAPITAL STOCK

a)	On May 11 2005, the Company allotted 5,000,000 common shares to its sole shareholder for $25,000. These shares were issued during the period.

b)	On June 20 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.       RELATED PARTY BALANCES AND TRANSACTIONS
a)	As at August 31, 2007, the amount due from shareholder of $953 is uncollateralized, non-interest bearing and due on demand.

b)	During the period ended August 31, 2007, the Company paid directors and officers of the Company $17,725 for the three months ended in wages and directors’ fees.

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
=============

F – 10

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
THREE MONTHS ENDED AUGUST 31, 2007

7.       PROPERTY AND EQUIPMENT

The Company applies the following amortization policies:

Leasehold improvements               9 years straight line
Furniture and equipment                20% declining balance over 5 years
Computer equipment                     30% declining balance over 3 years

Balances as of August 31, 2007and May 31, 2007 are as follows:

		August 31, 2007			May 31, 2007

	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$ 10,259	$ 1,994	$ 8,265	$ 10,140	$ 1,690	$ 8,450
Furniture and equipment	27,521	8,697	18,824	27,200	7,616	19,584
Computer equipment	2,357	1,058	1,299	2,330	942	1,388

	$ 40,137	$ 11,749	$ 28,388	$ 39,670	$ 10,248	$ 29,422
========================================================================

8.       LEASE RIGHTS

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for $40,856 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received.  A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights.  The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease.  Amortization expense for the period ended August 31, 2007 was $250.  The net book value of the lease rights at August 31, 2007 was $12,571.

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense

2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867
$11,619

F – 11

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER
THREE MONTHS ENDED AUGUST 31, 2007

9.       INCOME TAXES

The Company is subject to foreign and domestic income taxes.  The Company has had no taxable income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carry forwards expire in various years through 2025 and 2027.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	2027	35,691	(35,691)	(20,833)	-
August 31, 2007	174,073	2027	43,518	(43,518)	(7,827)

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%
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

Our accumulated deficit as of our period ended on August 31, 2007 was $174,073 and as of May 31, 2007, the accumulated deficit was $142,766.  During the three months ended August 31, 2007, the deficit increased by $31,307.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

                              LID HAIR STUDIOS INTERNATIONAL, INC.

Results of Operations

Hair salon service revenues were $19,167 for the three months ended August 31, 2007 compared to $15,231 in revenues for the three months ended August 31, 2006.

Gross profit, defined as sales less cost of sales, was $19,838 for the three months ended August 31, 2007, compared to $15,626 gross profit for the three months ended August 31, 2006.

Our operating expenses were $51,145 for the three months ended August 31, 2007 compared to operating expenses of $24,394 for the three months ended August 31, 2006.   Operating expense increased primarily as a result of an increase in directors’ fees and professional fees for the three months ended August 31, 2007 compared to the prior year period.

We achieved a net loss of $31,307 for the three months ended August 31, 2007 compared to a net loss of $8,768 for the three months ended August 31, 2006.

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

                              LID HAIR STUDIOS INTERNATIONAL, INC.

Liquidity and Capital Resources

Overview – Quarter- ended August 31, 2007

For the three months ended August 31, 2007, cash used by operating activities was $37,786. Cash used by operating activities for the quarter ending August 31, 2006 was $12,703.

Cash used by investing activities during the three months ended August 31, 2007 and August 31, 2006 was $Nil.

Net cash provided by financing activities for the three months ended August 31, 2007 was $Nil. Cash provided by financing activities for the three months ended August 31, 2006 was $199,693. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares during the three month period ended August 31, 2006.  In August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At August 31, 2007 we had $40,854 in cash, compared to $78,629 as at May 31, 2007.  We had a positive working capital of $22,368 compared to positive working capital of $44,405 as at May 31, 2007.

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

As noted in Note 5 of the Consolidated Financial Statements of August 31, 2007:

  The amount due from shareholder of $953 is non-interest bearing and due on demand.

  During the period, the Company paid directors and officers of the Company $17,275 for the three months ended in wages and directors’ fees.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

                                                                            LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                            (Registrant)

Dated:   October 11, 2007                                   By:   /s/ Eric Steven Anderson
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