Form 10QSB
period 2007-11-30
Lid Hair Studios International, Inc.
filed 2008-01-11
CIK 1354071

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Common, $.001 par value per share: 9,300,000 outstanding as of January 10, 2008.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(formerly Belford Enterprises, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007
Unaudited – See Notice to Reader

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

ASSETS	November 30, 2007 (Unaudited)	May 31 2007 (See Note 1)

Current
Cash	$21,514	$78,629
Inventory	1,454	1,348

	22,968	79,977
Property and equipment, net of depreciation (Note 7)	28,940	29,422
Lease rights, net of amortization (Note 8)	13,041	12,821
Prepaid expenses and deposits	1,516	8,898

	$66,465	$131,118

LIABILITIES

Current
Accounts payable	$4,399	$25,630
Accrued liabilities	5,500	9,000
Due to shareholder (Note 5a)	1,021	942

	10,920	35,572

Commitments and contingencies (Notes 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY

Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	5,322	1,812
Deficit	(186,277)	(142,766)

	55,545	95,546

	$66,465	$131,118

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – April 20, 2005	-	$-	$-	$-	$-	$-

Shares issued for cash – May 11, 2005 at $.005	5,000,000	5,000	20,000	-	-	25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

Balance – May 31, 2005	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance – May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash July 31, 2006 at $0.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the year ended May 31, 2007	-	-	-	(83,335)	-	(83,335)

Foreign currency translation Adjustment	-	-	-	-	3,109	3,109

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the period ended November 30, 2006	-	-	-	(43,511)	-	(43,511)

Foreign currency translation Adjustment	-	-	-	-	3,510	3,510

Balance – November 30, 2007	9,300,000	$9,300	$227,200	$(186,277)	$5,322	$55,545

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

		Three Months Ended November 30, 2007		Three Months Ended November 30, 2006		Six Months Ended November 30, 2007		Six Months Ended November 30, 2006
REVENUE
Hair salon services		$18,946		$16,725		$38,113		$31,801

Retail sales		1,544		858		3,220		1,737
Cost of goods sold		(927)		(486)		(1,932)		(974)

Gross profit from retail Sales		617		372		1,288		763

Net revenue		19,563		17,097		39,401		32,564

EXPENSES
Advertising and promotion		-		410		95		410
Amortization and depreciation		1,913		1,976		3,699		3,919
Directors’ fees		4,500		-		17,500		-
Insurance		285		227		553		455
Interest and bank charges		560		491		1,082		1,020
Professional fees		4,500		14,321		22,750		19,104
Rent		4,707		4,131		9,100		8,284
Supplies		1,865		1,874		2,919		2,780
Telephone		108		106		211		240
Transfer agent and printing		327		843		823		1,068
Utilities		705		670		1,114		1,328
Wages		12,297		10,569		23,066		21,245

		31,767		35,618		82,912		59,853

LOSS FOR THE PERIOD		$(12,204)		$(18,521)		$(43,511)		$(27,289)

Weighted average shares outstanding		9,300,000		9,300,000		9,300,000		8,633,333

Loss per share	$	Nil	$	Nil	$	Nil	$	Nil

OTHER COMPREHENSIVE LOSS
Loss for the period		$(12,328)		$(18,521)		$(43,511)		$(27,289)
Foreign currency translation adjustment		3,008		(94)		3,510		886

		$(9,320)		$(18,615)		$(40,001)		$(26,403)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)

Cash flows from (used by):	November 30, 2007	November 30, 2006

OPERATING ACTIVITIES

Loss for the period	$(43,511)	$(27,289)
Items not involving cash:
Amortization and depreciation	3,699	3,919

	(39,812)	(23,370)
Changes in non-cash working capital:
Prepaid expenses and deposits	7,382	39
Inventory	(105)	(122)
Accounts payable and accrued liabilities	(24,731)	(3,060)

	(57,266)	(26,513)

FINANCING ACTIVITIES
Shares issued	-	200,000
Due to shareholder	79	(56,304)

	79	143,696

Foreign currency adjustment	72	1,274

Increase (decrease) in cash	(57,115)	118,457
Cash – beginning of period	78,629	4,085

CASH – END OF PERIOD	$21,514	$122,542

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$3,437	$388

See notes to the consolidated financial statements

F – 4

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
SIX MONTHS ENDED NOVEMBER 30, 2007

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
SIX MONTHS ENDED NOVEMBR 30, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At November 30, 2007, the Company had approximately $4,267 of cash or cash equivalents which are not insured by agencies of the U.S. government.

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
SIX MONTHS ENDED NOVEMBER 30, 2007

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.   Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at November 30, 2007.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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
SIX MONTHS ENDED NOVEMBER 30, 2007

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

As at November 30, 2007, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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
SIX MONTHS ENDED NOVEMBER 30, 2007

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

2.       BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at November 30, 2007, the Company has a loss from operations of $43,511 and an accumulated deficit of $186,277.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2008.

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
SIX MONTHS ENDED NOVEMBER 30, 2007

3.       RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

4.       CAPITAL STOCK

a)	On May 11 2005, the Company allotted 5,000,000 common shares to its sole shareholder for $25,000. These shares were issued during the period.

b)	On June 20 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.       RELATED PARTY BALANCES AND TRANSACTIONS

a)	As at November 30, 2007, the amount due from shareholder of $1,021 is uncollateralized, non-interest bearing and due on demand.

b)	During the period ended November 30, 2007, the Company paid directors and officers of the Company $10,574 for the three months ended and $28,263 for the six months ended in wages and directors’ fees.

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
==========

F – 10

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER)
SIX MONTHS ENDED NOVEMBER 30, 2007

7.       PROPERTY AND EQUIPMENT

The Company applies the following amortization policies:

Leasehold improvements                   9 years straight line
Furniture and equipment                   20% declining balance over 5 years
Computer equipment                        30% declining balance over 3 years

Balances as of November 30, 2007 and May 31, 2007 are as follows:

	November 30, 2007			May 31, 2007

	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$ 10,994	$ 2,443	$ 8,551	$ 10,140	$ 1,690	$ 8,450
Furniture and equipment	29,491	10,381	19,110	27,200	7,616	19,584
Computer equipment	2,526	1,247	1,279	2,330	942	1,388

	$ 43,011	$ 14,071	$ 28,940	$ 39,670	$ 10,248	$ 29,422
===============================================================================

8.       LEASE RIGHTS

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for $40,856 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received.  A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights.  The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease.  Amortization expense was $430 for three months ended November 30, 2007 and $860 for six months ended November 30, 2007.  The net book value of the lease rights at November 30, 2007 was $13,041.

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense

2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867
$11,619

F – 11

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED: SEE NOTICE TO READER
SIX MONTHS ENDED NOVEMBER 30, 2007

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	2027	35,691	(35,691)	(20,833)	-
November 30, 2007	186,277	2027	46,570	(46,570)	(10,879)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%
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

Our accumulated deficit as of our period ended on November 30, 2007 was $186,277 and as of May 31, 2007, the accumulated deficit was $142,766.  During the period ended November 30, 2007, the deficit increased by $43,511.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

LID HAIR STUDIOS INTERNATIONAL, INC.

Results of Operations

Hair salon service revenues were $38,113 for the six months ended November 30, 2007 compared to $31,801 in revenues for the six months ended November 30, 2006.

Gross profit, defined as sales less cost of sales, was $39,401 for the six months ended November 30, 2007, compared to $32,564 gross profit for the six months ended November 30, 2006.

Our operating expenses were $82,912 for the six months ended November 30, 2007 compared to operating expenses of $59,853 for the six months ended November 30, 2006.   Operating expense increased primarily as a result of an increase in directors’ fees and professional fees for the six months ended November 30, 2007 compared to the prior year period.

We achieved a net loss of $43,511 for the six months ended November 30, 2007 compared to a net loss of $27,289 for the six months ended November 30, 2006.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

Liquidity and Capital Resources

Overview – Quarter- ended November 30, 2007

For the six months ended November 30, 2007, cash used by operating activities was $57,266. Cash used by operating activities for the quarter ending November 30, 2006 was $26,513.

Cash used by investing activities during the six months ended November 30, 2007 and November 30, 2006 was $Nil.

Net cash provided by financing activities for the six months ended November 30, 2007 was $79. Cash provided by financing activities for the six months ended November 30, 2006 was $143,696. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares during the six month period ended November 30, 2006.  In August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At November 30, 2007 we had $21,514 in cash, compared to $78,629 as at May 31, 2007.  We had a positive working capital of $12,048 compared to positive working capital of $44,405 as at May 31, 2007.

We expect our salary expenses to remain the same for the next quarter.

We anticipate that professional fees will increase next year because of our reporting status and the requested filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our rent expenses to remain at the current level.

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

As noted in Note 5 of the Consolidated Financial Statements of November 30, 2007:

  The amount due from shareholder of $1,021 is non-interest bearing and due on demand.
  During the period, the Company paid directors and officers of the Company $10,574 for the three months ended and $28,263 for the six months ended in wages and directors’ fees.

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

                                                                           LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                           (Registrant)

Dated:   January 10, 2008                                    By:   /s/ Eric Steven Anderson
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