Form 10QSB
period 2008-02-29
Lid Hair Studios International, Inc.
filed 2008-04-09
CIK 1354071

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Common, $.001 par value per share: 9,300,000 outstanding as of April 1, 2008.

____________________________________________________________________________

LID HAIR STUDIOS INTERNATIONAL, INC.

TABLE OF CONTENTS

LID HAIR STUDIOS INTERNATIONAL, INC.

PART I ‑ FINANCIAL INFORMATION

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(formerly Belford Enterprises, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008
Unaudited

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

ASSETS	February 29, 2008 (Unaudited)	May 31 2007 (See Note 1)

Current
Cash	$10,886	$78,629
Inventory	1,359	1,348

	12,245	79,977
Property and equipment, net of depreciation (Note 7)	27,776	29,422
Lease rights, net of amortization (Note 8)	12,756	12,821
Prepaid expenses and deposits	1,533	8,898

	$54,310	$131,118

LIABILITIES

Current
Accounts payable	$4,048	$25,630
Accrued liabilities	7,000	9,000
Due to shareholder (Note 5a)	1,033	942

	12,081	35,572

Commitments and contingencies (Notes 2, 5, 6, 8 and 9)

STOCKHOLDERS’ EQUITY

Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	5,714	1,812
Deficit	(199,985)	(142,766)

	42,229	95,546

	$54,310	$131,118

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – April 20, 2005	-	$-	$-	$-	$-	$-

Shares issued for cash – May 11, 2005 at $.005	5,000,000	5,000	20,000	-	-	25,000
Loss for the period May 31 2005	-	-	-	(3,845)	-	(3,845)

Balance – May 31, 2005	5,000,000	5,000	20,000	(3,845)	-	21,155

Shares issued for cash – June 20, 2005 at $.005	2,300,000	2,300	9,200	-	-	11,500
Loss for the year May 31 2006	-	-	-	(55,586)	-	(55,586)
Foreign currency translation adjustment	-	-	-	-	(1,297)	(1,297)

Balance – May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash July 31, 2006 at $0.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the year ended May 31, 2007	-	-	-	(83,335)	-	(83,335)

Foreign currency translation Adjustment	-	-	-	-	3,109	3,109

Balance – May 31, 2007	9,300,000	9,300	227,200	(142,766)	1,812	95,546

Loss for the period ended February 29, 2008	-	-	-	(57,219)	-	(57,219)

Foreign currency translation Adjustment	-	-	-	-	3,902	3,902

Balance – February 29, 2008	9,300,000	$9,300	$227,200	$(199,985)	$5,714	$42,229

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007
REVENUE
Hair salon services	$17,635	$16,651	$55,748	$48,076

Retail sales	1,332	716	4,552	2,433
Cost of goods sold	(799)	(397)	(2,731)	(1,359)

Gross profit from retail Sales	533	319	1,821	1,074

Net revenue	18,168	16,970	57,569	49,150

EXPENSES
Advertising and promotion	-	-	95	405
Amortization and depreciation	1,882	1,933	5,581	5,805
Director’s fees	4,500	-	22,000	-
Insurance	278	250	831	700
Interest and bank charges	509	569	1,591	1,578
Professional fees	5,599	5,975	28,349	25,079
Rent	4,659	4,090	13,759	12,275
Supplies	1,136	346	4,055	3,060
Telephone	119	99	330	335
Transfer agent and printing	301	627	1,124	1,695
Utilities	1,265	1,088	2,379	2,400
Wages	11,628	15,848	34,694	36,840

	31,876	30,825	114,788	90,172

LOSS FOR THE PERIOD	$(13,708)	$(13,855)	$(57,219)	$(41,022)

Weighted average shares outstanding	9,300,000	9,300,000	9,300,000	8,860,440

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

OTHER COMPREHENSIVE LOSS
Loss for the period	$(13,708)	$(13,855)	$(57,219)	$(41,022)
Foreign currency translation adjustment	392	49	3,902	(131)

	$(13,316)	$(13,806)	$(53,317)	$(41,153)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Cash flows from (used by):	February 29, 2008	February 28, 2007

OPERATING ACTIVITIES

Loss for the period	$(57,219)	$(41,022)
Items not involving cash:
Amortization and depreciation	5,581	5,805

	(51,638)	(35,217)
Changes in non-cash working capital:
Prepaid expenses and deposits	7,365	70
Inventory	(11)	100
Accounts payable and accrued liabilities	(23,582)	(11,012)

	(67,866)	(46,059)

FINANCING ACTIVITIES
Shares issued	-	200,000
Due to (from) shareholder	91	(56,981)

	91	143,019

Foreign currency adjustment	32	1,285

Increase (decrease) in cash	(67,743)	98,245
Cash – beginning of period	78,629	4,085

CASH – END OF PERIOD	$10,886	$102,330

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	-
Purchase of property and equipment funded by shareholder	$-	$-
Foreign currency translation adjustment included in property and equipment	$3,870	$1,416

See notes to the consolidated financial statements

F – 4

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

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
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At February 29, 2008, the Company had approximately $2,617 of cash or cash equivalents which are not insured by agencies of the U.S. government.

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
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

1.       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES – Continued

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.   Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at February 29, 2008.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

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

As at February 29, 2008, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

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

2.       BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at February 29, 2008, the Company has a loss from operations of $57,219 and an accumulated deficit of $199,985. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2008.

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
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

3.       RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

4.       CAPITAL STOCK

a)	On May 11 2005, the Company allotted 5,000,000 common shares to its sole shareholder for $25,000. These shares were issued during the period.

b)	On June 20 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.       RELATED PARTY BALANCES AND TRANSACTIONS

a)	As at February 29, 2008, the amount due to shareholder of $1,033 is uncollateralized, non-interest bearing and due on demand.

b)	During the period ended February 29, 2008, the Company paid directors and officers of the Company $9,352 for the three months ended and $37,622 for the nine months ended in wages and directors’ fees.

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
===========

F – 10

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

7.       PROPERTY AND EQUIPMENT

The Company applies the following amortization policies:

Leasehold improvements                    9 years straight line
Furniture and equipment                     20% declining balance over 5 years
Computer equipment                          30% declining balance over 3 years

Balances as of February 29, 2008 and May 31, 2007 are as follows:

	February 29, 2008			May 31, 2007

	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$ 11,120	$ 2,780	$ 8,340	$ 10,140	$ 1,690	$ 8,450
Furniture and equipment	29,830	11,574	18,256	27,200	7,616	19,584
Computer equipment	2,555	1,375	1,180	2,330	942	1,388

	$ 43,505	$ 15,729	$ 27,776	$ 39,670	$ 10,248	$ 29,422
======================================================================

8.       LEASE RIGHTS

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for $40,850 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received.  A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights.  The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease.  Amortization expense was $423 for three months ended February 29, 2008 and $1,256 for nine months ended February 29, 2008.  The net book value of the lease rights at February 29, 2008 was $12,756.

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense

2008	$1,438
2009	$1,438
2010	$1,438
2011	$1,438
Thereafter	$5,867
$11,619

F – 11

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 29, 2008

9.       INCOME TAXES

The Company is subject to foreign and domestic income taxes.  The Company has had no taxable income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carry forwards expire in various years through 2025 and 2028.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	2027	35,691	(35,691)	(20,833)	-
February 29, 2008	199,985	2028	49,996	(49,996)	(14,305)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%
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

Our accumulated deficit as of our period ended on February 29, 2008 was $199,985 and as of May 31, 2007, the accumulated deficit was $142,766.  During the period ended February 29, 2008, the deficit increased by $57,219.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

LID HAIR STUDIOS INTERNATIONAL, INC.

Results of Operations

Hair salon service revenues were $55,748 for the nine months ended February 29, 2008 compared to $48,076 in revenues for the nine months ended February 28, 2007.

Gross profit, defined as sales less cost of sales, was $1,821 for the nine months ended February 29, 2008, compared to $1,074 gross profit for the nine months ended February 28, 2007.

Our operating expenses were $114,788 for the nine months ended February 29, 2008 compared to operating expenses of $90,172 for the nine months ended February 28, 2007.   Operating expense increased primarily as a result of an increase in directors’ fees and professional fees for the nine months ended February 29, 2008 compared to the prior year period.

We achieved a net loss of $57,219 for the nine months ended February 29, 2008 compared to a net loss of $41,022 for the nine months ended February 28, 2007.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

Liquidity and Capital Resources

Overview – Nine months ended February 29, 2008

For the nine months ended February 29, 2008, cash used by operating activities was $67,866. Cash used by operating activities for the nine months ending February 28, 2007 was $46,059.

Cash used by investing activities during the nine months ended February 29, 2008 and February 28, 2007 was $Nil.

Net cash provided by financing activities for the nine months ended February 29, 2008 was $91. Cash provided by financing activities for the nine months ended February 28, 2007 was $143,019. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares during the nine month period ended February 28, 2007.  In August 2006, the issuer raised $200,000 by selling 2,000,000 registered shares to individual investors.

At February 29, 2008 we had $10,886 in cash, compared to $78,629 as at May 31, 2007.  We had a positive working capital of $164 compared to positive working capital of $44,405 as at May 31, 2007.

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

As noted in Note 5 of the Consolidated Financial Statements of February 29, 2008:

  The amount due from shareholder of $1,033 is non-interest bearing and due on demand.

  During the period, the Company paid directors and officers of the Company $9,352 for the three months ended and $37,622 for the nine months ended in wages and directors’ fees.

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

PART II ‑ OTHER INFORMATION

Item 1.     Legal Proceedings.

          There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3.     Defaults Upon Senior Securities.

          None.

Item 4.     Submission of Matters to a Vote of Security‑Holders.

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

                                                                                  LID HAIR STUDIOS INTERNATIONAL, INC.
                                                                                  (Registrant)

Dated:   April 9, 2008                                                 By:   /s/ Eric Steven Anderson
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