Form 10KSB
period 2008-05-31
Lid Hair Studios International, Inc.
filed 2008-08-27
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB
(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number:  000-52007

LID HAIR STUDIOS INTERNATIONAL, INC
(Name of small business issuer in its charter)

Nevada	20-2718075
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

Avenida Atlantica 1260, Apt 801, Rio de Janeiro, RJ Brazil 22021-000
Tel: 604-628-4658 Fax:  425-920-1020
 (operating office)
or
Incorp Services
3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120-3481
Tel: 702-866-2500
 (Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act

Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Company's revenues for the most recent fiscal year were $70,822.

The aggregate market value of the voting stock held by non-affiliates of the Company on July 24, 2008 was $3,714,000.

As of August 22, 2008 the Company had 9,300,000 issued and outstanding shares of common stock.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

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

Year ended May 31, 2008:	High	Low
June 1, 2007 to August 31, 2007	$0.10	$0.10
September 1, 2007 to November 30, 2007	$0.10	$1.95
December 1, 2007 to February 29, 2008	$1.95	$2.50
March 31, 2008 to May 31, 2008	$2.50	$1.10

Year ended May 31, 2007:	High	Low
June 1, 2006 to May 31, 2007	$0.10	$0.10

To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock.   We have agreed to register shares of common stock held by existing security holders for resale with the exception of Eric Anderson’s and Mrs. Amber Fallis’s shareholdings. We currently have 46 shareholders.

Holders
As of July 24, 2008, there were 46 holders of record of Lid Hair Studios International, Inc., holding 9,300,000 shares.

Dividends
Lid Hair Studios International, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

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

Our operating expenses are classified into several categories:

▪	Sales – Gross Profit
▪	Professional Fees
▪	Depreciation
▪	Other Administrative Expenses

Professional Fees consist primarily of our contracted accounting, legal, audit and other professional fees. These amounted to $41,849 for the year ended May 31, 2008 and $46,890 for the year ended May 31, 2007. Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2008.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Sales refer to our gross profit – Sales less Cost of Sales.  Our gross profit increased from $66,945 for the year ended May 31, 2007 to $73,326 for the year ended May 31, 2008.

Amortization and depreciation expense charged to operations was $7,462 and $7,749 in 2008 and 2007, respectively.

Other Administrative Expenses refers to our wages, director’s fees, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $101,000 for the year ended May 31, 2008 and $95,641 for the year ended May 31, 2007 respectively. The increase in 2008 versus 2007 is attributable primarily to an increase in directors’ fees and other administrative expenses.

Overview
Our accumulated deficit as of our year ended on May 31, 2008 was $219,751 and as of May 31, 2007, the accumulated deficit was $142,766.  During the fiscal year ended May 31, 2008, the deficit increased by $76,985 (2007: $83,335).  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations
Net revenues increased year over year to $73,326 from $66,945 respectively for the year ended May 31, 2008 versus May 31, 2007. This increase is the result of increased customer awareness and usage since the salon opened in August 2005.

We realized a net loss of $76,985 for the fiscal year ended May 31, 2008, compared to a net loss of $83,335 for the fiscal year ended May 31, 2007.

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

Overview –June 1, 2007 to May31, 2008
For the year ended May 31, 2008 we generated revenue of $73,326 and $66,945 for the previous year ended May 31, 2007. Management expects the vast majority of our revenue to be generated from operations from future hair salon startups and/or acquisitions.  Total expenses for the year ended May 31, 2008 were $150,311 compared to $150,280 for the year ended May 31, 2007. Out of these total expenses for the year ended May 31, 2008, $41,849 represented professional fees, $4,746 for supplies, $18,359 rent, $68,957 represent wages and directors’ fees, and $1,720 with the preparation and filing with SEC.

Wages and directors’ fees increased by $4,143 during the year ended May 31, 2008 from $64,814 for the year ended May 31, 2007. The increase in wages is consistent with the increase in revenue.

Liquidity and Capital Resources
For the year ended May 31, 2008, cash used by operating activities was $81,840. Cash used by operating activities for the year ended May 31, 2007 was $71,121.

No cash was used or provided by investing activities in the 2007 or 2008 fiscal years.

Net cash provided by financing activities for the year ended May 31, 2008 was $10,067. Cash provided by financing activities for the year ended May 31, 2007 was $144,382. The change in cash provided by financing activities is due to the $200,000 received from the issuance of shares and the repayment of a director’s loan in the 2007 fiscal year, and a director’s loan was received in the 2008 fiscal year.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

At May 31, 2008 we had $6,917 in cash, compared to $78,629 as at May 31, 2007.

Plan of Operations
The Company's primary objective for fiscal year ending May 31, 2009 is to increase its existing salon sales while controlling costs. We will focus our marketing efforts on positioning our salon business based on quality services and products while maintaining affordable pricing for its customers. We intend to build on the substantial walk-in clientele by hiring additional stylists.

The Company's other objectives for fiscal 2009 are as follows:

•	Improve customer value by offering a wider range services at a variety of prices,
•	Introduce “special occasion” packages for Valentine’s Day, Mother’s Day, Secretary’s Day,
•	Develop quality enhancements based on excellent customer service and products
•	Analyze our core market and to assess its viability for market growth for additional salon locations

Our ongoing objective is to increase sales through increased services and price promotions and effective marketing of Lid Hair Studios’ competitive attributes of quality services and value pricing.

The Company has plans to fully develop the Vancouver market area in terms of additional salon locations that will carry the same name. Management estimates that the Vancouver and surrounding cities will support additional locations while focusing on brand name recognition of Lid Hair Studios for high quality service and products and value pricing.  Media advertising is important to effectively build brand awareness and enhance the positioning of the Lids Hair Studios in a very competitive Vancouver market. All of our growth for fiscal 2009 and 2010 will be focused in the Vancouver. These development plans are highly dependent on the availability of potential sites, lease terms, financing availability and cost, and availability and quality of management and staff personnel.

Growth Strategy
We are incorporating the following strategy to our future objectives:

•	Expand our salon operations through:
• the addition and development of additional Lid Hair Studios with additional locations in our existing market by 2009;
• the possible acquisition or development of salons operating under other names;

•	Improve our profitability by continuing to enhance the salon services for our clients and improving operating efficiency of our salon brand;

•	Focus on improving efficiency and utilizing creative and aggressive marketing initiatives

During the next twelve months, we intend to continue to make efforts to increase the number of clients and increase the number of salons. Net income may not be recognized until 2009 depending on the tenant improvements and commencement of leases and close dates for sales.

Over the next twelve months we expect that our number of employees will increase.  Additional staff will be required when we acquire a salon or start of a new salon as well fill the remaining chairs in the operating salon.

We are currently actively seeking new acquisitions and looking for a suitable location to start a new salon.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will not have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. Therefore, we anticipate that we will be required to raise additional capital to pay those expenses. We cannot guarantee that we will be able to raise that capital, in which event our operations may be required to be curtailed.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

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

Working Capital
We had negative working capital of $17,671 at May 31, 2008 compared to positive working capital of $44,405 at May 31, 2007.

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

As at May 31, 2008 and May 31, 2007, we had cash and cash equivalents of $6,917 and $78,629 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements.  Additionally funding may not be available on favorable terms or at all.

PLAN OF OPERATIONS

Competitive Strategy
There are three major ways in which we will create an advantage over our competitors over the next twelve months:

•	Name identity, quality service, and value pricing
•	high employee motivation (bonus incentives)
•	innovative and aggressive service options.

Operations
Lid Hair Studios International Inc. commenced daily business operations on August 1, 2005 with the opening of our first salon. In preparation for the opening we leased space, renovated the space, purchased salon equipment and hired staff.

Promotion
We expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. This is essential to increase awareness of our existing salon.  There are several district newspapers where we will place advertisements as well as distribute flyers to area residents.  We expect that promotion expenses will be approximately $5,000 over the next nine-month period ending February 28, 2009.  The expenses will be for printing and advertisement placement in local area newspapers.

Personnel
As of August 22, 2008, our management and personnel includes our president, Eric S. Anderson, our salon manager, Mrs. Amber Fallis and one full-time stylist and two chair renters. Mr. Anderson handles all of the responsibilities in the area of corporate administration, business development and research. In addition, our president also provides us with capital raising services. In the twelve months ending May 31, 2008, we plan to raise our total number of permanent employees to approximately 4: we will add two more stylists to fill vacant chairs.  Mrs. Fallis is responsible for the day-to-day operations of the salon and prepares receipts daily and organizes accounting items for the accountant.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

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

Future Operations
Due to our lack of business operations and resulting operating deficit, in their report on our audited consolidated financial statements for the period ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. With our salon commencing business in August 2005, we expect this situation to change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the salon business such as auditing and legal expenses necessary to file our registration statement and other reporting documents and to raise capital in the future as needed.

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

Certain relationships and related transactions are discussed in detail on page 29 in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Interim Consolidated Financial Statements of May 31, 2008:

a)	As of May 31, 2008, the amount due to the shareholder of $11,009 (2007: $942) is uncollateralized, non-interest bearing and due on demand.
b)	During the year, the Company paid directors and officers of the Company $47,605 (2007: $38,849) in wages and directors’ fees.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008

US FUNDS

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Report of Independent Registered Public Accounting Firm

Board of Directors
Lid Hair Studios International, Inc.

We have audited the accompanying balance sheets of Lid Hair Studios International, Inc., as of May 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the two years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lid Hair Studios International, Inc. as of May 31, 2008 and 2007, and the results of its operations and cash flows for the two years ended May 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company has a working capital deficit and has recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
August 15, 2008

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS     Statement 1
Expressed in US dollars

ASSETS	May 31 2008	May 31 2007
Current
Cash	$6,917	$78,629
Inventory	1,340	1,348
	8,257	79,977
Property and equipment, net of depreciation (Note 7)	25,924	29,422
Lease rights, net of amortization (Note 8)	12,155	12,821
Prepaid expenses and deposits	1,512	8,898
	$47,848	$131,118

LIABILITIES
Current
Accounts payable	$3,919	$25,630
Accrued liabilities	11,000	9,000
Due to shareholder (Note 5a)	11,009	942
	25,928	35,572
Commitments and contingencies (Notes 2, 5, 6,8 and 9)

STOCKHOLDERS’ EQUITY
Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	5,171	1,812
Accumulated Deficit	(219,751)	(142,766)
	21,920	95,546
	$47,848	$131,118

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY     Statement 2
Expressed in US dollars

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – May 31, 2006	7,300,000	7,300	29,200	(59,431)	(1,297)	(24,228)

Shares issued for cash July 31, 2006 at $0.10	2,000,000	2,000	198,000	-	-	200,000

Loss for the year ended May 31, 2007	-	-	-	(83,335)	-	(83,335)

Foreign currency translation adjustment	-	-	-	-	3,109	3,109

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the year ended May 31, 2008	-	-	-	(76,985)	-	(76,985)

Foreign currency translation adjustment	-	-	-	-	3,359	3,359

Balance - May 31, 2008	9,300,000	$9,300	$227,200	$(219,751)	$5,171	$21,920

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS     Statement 3
Expressed in US dollars

	May 31, 2008	May 31, 2007

REVENUE
Hair salon services	$70,882	$65,584

Retail sales	6,109	3,386
Cost of goods sold	(3,665)	(2,025)
Gross profit from retail sales	2,444	1,361
Net revenue	73,326	66,945

EXPENSES
Advertising and promotion	96	405
Amortization and depreciation	7,462	7,749
Directors’ fees	27,300	23,000
Insurance	1,109	950
Interest and bank charges	2,308	2,176
Professional fees	41,849	46,890
Rent	18,359	16,377
Supplies	4,746	3,864
Telephone	420	433
Transfer agent and printing	1,720	3,380
Utilities	3,285	3,242
Wages	41,657	41,814
	150,311	150,280

NET LOSS FOR THE YEAR	$(76,985)	$(83,335)

Weighted average shares outstanding	9,300,000	8,971,233

Loss per share	$(0.01)	$(0.01)

Other Comprehensive Loss:
Net loss for the year	$(76,985)	$(83,335)
Foreign currency translation adjustment	3,359	3,109
	$(73,626)	$(80,226)

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS     Statement 4
Expressed in US dollars

Cash Flows from (Used By):	May 31, 2008	May 31, 2007
OPERATING ACTIVITIES
Net loss for the year	$(76,985)	$(83,335)
Items not involving cash:
Amortization and depreciation	7,462	7,749
	(69,523)	(75,586)
Changes in non-cash working capital:
Prepaid expenses and deposits	7,386	(7,536)
Inventory	8	(466)
Accounts payable and accrued liabilities	(19,711)	12,467
	(81,840)	(71,121)
FINANCING ACTIVITIES
Shares issued	-	200,000
Due to (from) shareholder	10,067	(55,618)
	10,067	144,382

Foreign Currency Adjustment	61	1,283

Increase (decrease) in Cash	(71,712)	74,544
Cash – Beginning of year	78,629	4,085
CASH – END OF YEAR	$6,917	$78,629

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$3,298	$1,826
Purchase of property and equipment funded by shareholder	$-	$-

See accompanying notes to consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2008

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At May 31, 2008, the Company had $3,780 (2007: $2,456) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2008

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
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
(NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2008

1.	Summary of Significant Accounting Policies - Continued

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at May 31, 2008. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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
YEAR ENDED MAY 31, 2008

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

As at May 31, 2008, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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
YEAR ENDED MAY 31, 2008

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
YEAR ENDED MAY 31, 2008

2.	Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of May 31, 2008, the Company has a working capital deficit and had recurring losses from operations totaling $219,751.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2009.

In response to these problems, management has taken the following actions:

•	The Company’s SB-2 Registration Statement has become effective, and
•	Management intends to raise additional funds through public or private placement offerings.

There is no assurance that the Company will be able to raise sufficient funds to complete its business plan.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2008

5.	Related Party Balances and Transactions

a)	As of May 31, 2008, the amount due to shareholder of $11,009 (2007: $942) is uncollateralized, non-interest bearing and due on demand.

b)	During the year, the Company paid directors and officers of the Company $47,605 (2007: $38,849) in wages and directors’ fees.

6.	Commitments

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

Periods	Monthly Rental Payment
July 1, 2005 to June 30, 2006	$1,407
July 1, 2006 to June 30, 2009	$1,407
July 1, 2009 to June 30, 2015	$1,543

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments
2009	$17,020
2010	$18,516
2011	$18,516
2012	$18,516
Thereafter	$57,091
$129,659

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2007

7.	Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements	9 years straight line
Furniture and equipment	20% declining balance over 5 years
Computer equipment	30% declining balance over 3 years

	2008			2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$10,970	$3,047	$7,923	$10,140	$1,690	$8,450
Furniture and equipment	29,427	12,478	16,949	27,200	7,616	19,584
Computer equipment	2,521	1,469	1,052	2,330	942	1,388
	$42,918	$16,994	$25,924	$39,670	$10,248	$29,422

8.	Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received. A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights. The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the year ended May 31, 2008 was $1,680 (2007: $1,499). The net book value of the lease rights at May 31, 2008 was $12,155 (2007: $12,821).

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense
2009	$1,438
2010	$1,438
2011	$1,438
2012	$1,438
Thereafter	$6,403
$12,155

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US FUNDS
YEAR ENDED MAY 31, 2008

9.	Income Taxes

The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carry forwards expire in various years through 2028.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	various	35,691	(35,691)	(20,833)	-
May 31, 2008	219,751	various	54,938	(54,938)	(19,247)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Item 8.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO who is also the company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of May 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2008, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our chief executive officer who is also chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments and to complete the work necessary to file its financial reports timely.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s  registered public  accounting firm pursuant to temporary rules of the  Securities Exchange Commission that permit  the company to provide only management’s report in this annual report.

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

Item 8B. Other Information

None to Report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of August 22, 2008.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Person	Age	Position	Term
Mr. Eric Steven Anderson (1)	40	President & Director	1 Year
Mrs. Amber Fallis (2)	34	Manager & Director	1 Year

(1)	Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.;
(2)	Mrs. Amber Fallis is the Manager and Director of Lid Hair Studios International, Inc.

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

Director, Manager
Mrs. Amber Fallis was born November 1972, in Canada. Mrs. Fallis is employed as full-time permanent Manager/Stylist of Lid Hair Studios International, Inc. since July 2005.  Prior to her employment with our company Mrs. Fallis was employed with New Mondo for Hair and Spa in Vancouver as a full-time stylist from 1999 to 2004 when she was promoted to Salon Coordinator while continuing her position as stylist.  Mrs. Fallis remained with New Mondo until June 2005.  Mrs. Fallis was employed with Elizabeth Arden Red Door Salon & Spa in Vancouver from 1997 to 1998 as a full-time stylist.  Mrs. Fallis was also a free-lance stylist during this time.  From 1995 to 1997 Mrs. Fallis was employed with Beauty Club in Vancouver as full-time stylist and had a second position with Scrunch Hair Studio in 1997 employed as a stylist.

Mrs. Fallis resides in Vancouver, Canada

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended May 31, 2008, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Position	Salary	Directors’ fees
Mr. Eric Steven Anderson(1)	President & Director	$0.00	$0.00
Mrs. Amber Fallis(2)	Manager & Director	$24,197 ($24,000CDN)	$18,000

(1)	Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.;
(2)	Mrs. Amber Fallis is the Manager and Director of Lid Hair Studios International, Inc.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2007	2008	2007	2008	2007	2008	2007	2008
Eric Steven Anderson	Chair, CEO, CFO, CAO	$0	$0	$20,000	$8,500	$0	$0	$20,000	$8,500
Mrs. Amber Fallis	Director, Manager	$0	$0	$3,000	$18,800	$15,849	$20,305	$18,849	$39,105

We currently have two directors.

As of May 31, 2008, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On July 31, 2006, the company accepted 9 subscription agreements for the sale of 2,000,000 shares registered under the SB-2 Registration Statement which was declared effective May 10, 2006.  The shares were issued by resolution on July 31, 2006.

The following table sets forth, as of  August 22, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED	PERCENT OF OUTSTANDING OWNERSHIP
Eric Steven Anderson	5,000,000 common shares	53.76%
Mrs. Amber Fallis	160,000	1.72%
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

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

(a)       Audited Consolidated Financial Statements (included in Part 11 of this Report):

            Auditor’s Report
            Consolidated Balance Sheet – May 31, 2008
            Consolidated Statements of Operations and Deficit – May 31, 2008
            Consolidated Statements of Cash Flows – May 31, 2008
            Consolidated Statement of Stockholders’ Equity – May 31, 2008
            Notes to Consolidated Financial Statements – May 31, 2008

(b)      None.

(c)      Exhibit

14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Item 14. Principal Accountant Fees and Services.

Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended May 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended May 31, 2008 and 2007 were $13,000 and $12,500 respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended May 31, 2008 and 2007.

TAX FEES.  We did not incur any fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended May 31, 2008 and 2007.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for  the fiscal years ended May 31, 2008 and 2007.

LID HAIR STUDIOS INTERNATIONAL, INC.
(Formerly Belford Enterprises, Inc.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LID HAIR STUDIOS INTERNATIONAL, INC. (Registrant)

By:	/s/ Eric Steven Anderson
Eric Steven Anderson
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

Date	August 22, 2008