Form 10-Q
period 2008-08-31
Lid Hair Studios International, Inc.
filed 2008-09-25
CIK 1354071

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52007

LID HAIR STUDIOS INTERNATIONAL, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	20-2718075
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

Avenida Atlantica 1260, Apt 801, Rio de Janeiro, RJ Brazil 22021-000
(Address of Principal Executive Offices)

Tel: 604-628-4658 Fax:  425-920-1020
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐     Accelerated Filer  ☐  Non-Accelerated Filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant's Class A common stock as of September 22, 2008 was 9,300,000

LID HAIR STUDIOS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

The consolidated financial statements of Lid Hair Studios International, Inc. and subsidiary (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended May 31, 2008.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(formerly Belford Enterprises, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008
Unaudited

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

ASSETS	August 31, 2008 (Unaudited)	May 31 2008 (See Note 1)
Current
Cash	$7,003	$6,917
Inventory	995	1,340
	7,998	8,257
Property and equipment, net of depreciation (Note 7)	23,029	25,924
Lease rights, net of amortization (Note 8)	10,936	12,155
Prepaid expenses and deposits	1,410	1,512
	$43,373	$47,848

LIABILITIES
Current
Accounts payable	$4,281	$3,919
Accrued liabilities	12,500	11,000
Due to shareholder (Note 5a)	20,941	11,009
	37,722	25,928

Commitments and contingencies (Notes 2, 5, 6, 8 and 9)
Subsequent events (Note 10)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	2,603	5,171
Accumulated Deficit	(233,452)	(219,751)
	5,651	21,920
	$43,373	$47,848

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the year ended May 31, 2008	-	-	-	(76,985)	-	(76,985)

Foreign currency translation adjustment	-	-	-	-	3,359	3,359

Balance - May 31, 2008	9,300,000	9,300	227,200	(219,751)	5,171	21,920

Loss for the period ended August 31, 2008	-	-	-	(13,701)	-	(13,701)

Foreign currency translation Adjustment	-		-	-	(2,568)	(2,568)
		-
Balance - August 31, 2008	9,300,000	$9,300	$227,200	$(233,452)	$2,603	$5,651

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Three months ended August 31 2008		Three months ended August 31 2007

REVENUE
Hair salon services		$15,121		$19,167

Retail sales		775		1,676
Cost of goods sold		(465)		(1,005)
Gross profit from retail sales		310		671
Net revenue		15,431		19,838

EXPENSES
Advertising and promotion		141		92
Amortization and depreciation		1,605		1,786
Directors’ fees		1,500		13,000
Insurance		272		269
Interest and bank charges		645		522
Professional fees		8,169		18,250
Rent		4,546		4,394
Supplies		1,420		1,054
Telephone		194		103
Transfer agent and printing		132		496
Utilities		511		410
Wages		9,997		10,769
		29,132		51,145

NET LOSS FOR THE PERIOD		$(13,701)		$(31,307)

Weighted average shares outstanding		9,300,000		9,300,000

Loss per share	$	Nil	$	Nil

Other Comprehensive Loss:
Net loss for the period		$(13,701)		$(31,307)
Foreign currency translation adjustment		(2,568)		502
		$(16,269)		$(30,805)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Cash Flows from (Used By):	Three months ended August 31 2008	Three months ended August 31 2007

OPERATING ACTIVITIES
Net loss for the period	$(13,701)	$(31,307)
Item not involving cash:
Amortization and depreciation	1,605	1,786
	(12,096)	(29,521)
Changes in non-cash working capital:
Prepaid expenses and deposits	102	7,484
Inventory	345	281
Accounts payable and accrued liabilities	1,862	(16,030)
	(9,787)	(37,786)

FINANCING ACTIVITY
Due to shareholder	9,932	-

Foreign Currency Adjustment	(59)	11

Increase in Cash	86	(37,775)
Cash – Beginning of period	6,917	78,629
CASH – END OF PERIOD	$7,003	$40,854

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$2,509	$502

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

1.    SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited May 31, 2008 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended May 31, 2008, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of May 31, 2008 is taken from the audited financial statements of that date.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At August 31, 2008, the Company had $2,494 (May 31, 2008: $3,780) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

1.    SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at August 31, 2008. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

1.    SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

As at August 31, 2008, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition – Continued

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
THREE MONTHS ENDED AUGUST 31, 2008

2.     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of August 31, 2008, the Company had recurring losses from operations totaling $233,452. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2009.

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

4.     Capital Stock

a)	On May 11, 2005, the Company issued 5,000,000 common shares at $0.005 to its sole shareholder for $25,000. These shares were issued during the period ended May 31, 2005.

b)	On June 20, 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31, 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.     Related Party Balances and Transactions

a)	As of August 31, 2008, the amount due to shareholder of $20,941 (May 31, 2008: $11,009) is uncollateralized, non-interest bearing and due on demand.

b)	During the period ended August 31, 2008, the Company paid a director and officer of the Company $6,374 (2007: $17,725) in wages and directors’ fees.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

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

Periods	Monthly Rental Payment
July 1, 2005 to June 30, 2006	$1,407
July 1, 2006 to June 30, 2009	$1,407
July 1, 2009 to June 30, 2015	$1,543

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments
2009	$17,020
2010	$18,516
2011	$18,516
2012	$18,516
Thereafter	$57,091
$129,659

7.     Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements	9 years straight line
Furniture and equipment	20% declining balance over 5 years
Computer equipment	30% declining balance over 3 years

	August 31, 2008			May 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$10,231	$3,126	$7,105	$10,970	$3,047	$7,923
Furniture and equipment	27,445	12,428	15,017	29,427	12,478	16,949
Computer equipment	2,351	1,444	907	2,521	1,469	1,052
	$40,027	$16,998	$23,029	$42,918	$16,994	$25,924

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

8.    Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received. A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights. The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the period ended August 31, 2008 was $230 (2007: $250). The net book value of the lease rights at August, 2008 was $10,936 (May 31, 2008: $12,155).

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	Various	35,691	(35,691)	(20,833)	-
May 31, 2008	219,751	Various	54,938	(54,938)	(19,247)	-
August 31, 2008	233,452	Various	58,363	(58,363)	(3,425)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforwad	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
(FORMERLY BELFORD ENTERPRISES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2008

10.    Subsequent Events

Subsequent to the period ended August 31, 2008:

(a)	The Board of Directors of the Company accepted Ms. Amber Warren’s resignation as a director and all positions held with the Company.

(b)	The Board of Directors of the Company has approved, subject to certain conditions, the following actions:

•	to amend the Company’s Articles of Incorporation to change the name of Lid Hair Studios to “ISR Systems and Sensors Corporation.” ;

•
to amend the Company’s Articles of Incorporation to increase the Company’s authorized capital stock by 5,000,000 shares and classify these shares as preferred stock, the terms, preferences, rights and designations of which will be determined by the Board of Directors.; and

•
to amend the Company’s Articles of Incorporation to effect a 1-for-8 reverse stock split of the issued and outstanding common stock, after giving effect to the sale of Lid Hair Studios’ operating subsidiary.

The name change, preferred stock action and the reverse stock split are referred to collectively as the corporate actions.  The affirmative vote of a majority of the issued and outstanding shares of the Company’s common stock is required to adopt each of the corporate actions.  On September 9, 2008, Eric Anderson, the holder of a majority of the Company’s issued and outstanding common stock, executed a written consent approving and adopting the corporate actions.

The corporate actions have been approved by the Board of Directors in contemplation of a proposed reverse merger transaction with ISR Systems and Sensors Corporation, or ISR.  The Company and ISR anticipate entering into and completing the reverse merger transaction by September 30, 2008, although the parties have not entered into a definitive merger agreement yet.  The effectiveness of the corporate actions is conditioned on the Company and ISR entering into a definitive agreement and consummating a reverse merger transaction by September 30, 2008; if these events do not occur, then the name change, the preferred stock action and the reverse stock split will not occur.

LID HAIR STUDIOS INTERNATIONAL, INC.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

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

Our accumulated deficit as of our period ended on August 31, 2008 was $233,452 and as of May 31, 2008, the accumulated deficit was $219,751. During the period ended August 31, 2008, the deficit increased by $13,701. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Hair salon service revenues were $15,121 for the three months ended August 31, 2008 compared to $19,167 in revenues for the three months ended August 31, 2007.

LID HAIR STUDIOS INTERNATIONAL, INC.

Gross profit, defined as sales less cost of sales, was $310 for the three months ended August 31, 2008, compared to $671 gross profit for the three months ended August 31, 2007.

Our operating expenses were $29,132 for the three months ended August 31, 2008 compared to operating expenses of $51,145 for the three months ended August 31, 2007. Operating expense decreased primarily as a result of a decrease in directors’ fees and professional fees for the three months ended August 31, 2008 compared to the prior year period.

We achieved a net loss of $13,701 for the three months ended August 31, 2008 compared to a net loss of $31,307 for the three months ended August 31, 2007.

Operations Outlook

DESCRIPTION OF THE CORPORATE ACTIONS

The corporate actions have been approved by the Board of Directors of Lid Hair Studios in contemplation of a proposed merger transaction with ISR Systems and Sensors Corporation “ISR”.  In addition, on September 9, 2008, Eric Anderson, the holder of a majority of Lid Hair Studios’ issued and outstanding common stock, executed a written consent approving and adopting the corporate actions, subject to the consummation of the proposed reverse merger.

ISR is a company formed for the purpose of acquiring and integrating businesses which develop advanced sensor technologies in the intelligence, surveillance and reconnaissance market sectors.  Upon consummation of the mergers contemplated by the acquisition agreements discussed below, ISR will manufacture and distribute optical sensors, thermal imaging equipment and other related products to the United States federal government, through the Department of Defense, Department of Homeland Security, the intelligence community and various federal agencies, and civilian customers through ISR’s three operating subsidiaries.

See the Information Statements filed with the SEC on EDGAR at www.sec.gov for more information concerning ISR and the proposed reverse merger transaction. http://www.sec.gov/Archives/edgar/data/1354071/000112785508000354/0001127855-08-000354-index.htm

Liquidity and Capital Resources

Overview – Three months ended August 31, 2008

For the three months ended August 31, 2008, cash used by operating activities was $9,787. Cash used by operating activities for the three months ending August 31, 2007 was $37,786.

Cash used by investing activities during the three months ended August 31, 2008 and August 31 2007 was $Nil.

Net cash provided by financing activities for the three months ended August 31, 2008 was $9,932.Cash provided by financing activities for the three months ended August 31, 2007 was $Nil.

At August 31, 2008 we had $7,003 in cash, compared to $6,917 as at May 31, 2008.  We had a working capital deficiency of $29,724 compared to a working capital deficiency of $17,671 as at May 31, 2008.

LID HAIR STUDIOS INTERNATIONAL, INC.

We anticipate that professional fees will increase next quarter because of our reporting status and the requested filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports. We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our rent expenses may increase due to merger.

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

Certain relationships and related transactions are discussed in detail in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Consolidated Financial Statements of August 31, 2008:

▪	The amount due from shareholder of $20,941 is non-interest bearing and due on demand.

▪	During the period, the Company paid a director and officer of the Company $6,374 for the three months ended in wages and directors’ fees.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Lid Hair Studios currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at August 31, 2008.

Item 4.     Controls and Procedures.

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

Item 4T.     Controls and Procedures.

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

None

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

On September 10, 2008, the company filed with the Securities and Exchange Commission a Schedule14C – Definitive Information Statement.

On September 11, 2008, the company filed with the Securities and Exchange Commission a Form 8-K announcing Amber Warren’s resignation.

LID HAIR STUDIOS INTERNATIONAL, INC.

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

LID HAIR STUDIOS INTERNATIONAL, INC. (Registrant)

Dated: September 22, 2008	By:	/s/ Eric Steven Anderson
Eric Steven Anderson, Chief Executive Officer
(Principal Executive Officer) Chief Financial
Officer, Chief Accounting Officer (Principal
Financial Officer)