Form 10-Q
period 2008-11-30
Lid Hair Studios International, Inc.
filed 2009-01-20
CIK 1354071

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

The number of shares outstanding of the registrant's Class A common stock as of January 14, 2009 was 9,300,000

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008
Unaudited

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

ASSETS	November 30, 2008 (Unaudited)	May 31 2008 (See Note 1)
Current
Cash	$4,323	$6,917
Inventory	805	1,340
	5,128	8,257
Property and equipment, net of depreciation (Note 7)	18,787	25,924
Lease rights, net of amortization (Note 8)	9,046	12,155
Prepaid expenses and deposits	1,211	1,512
	$34,172	$47,848

LIABILITIES
Current
Accounts payable	$3,792	$3,919
Accrued liabilities	5,500	11,000
Due to shareholder (Note 5a)	35,057	11,009
	44,349	25,928
Commitments and contingencies (Notes 2, 5, 6, 8 and 9)
Subsequent event (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income (loss)	(2,350)	5,171
Accumulated Deficit	(244,327)	(219,751)
	(10,177)	21,920
	$34,172	$47,848

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the year ended May 31, 2008	-	-	-	(76,985)	-	(76,985)

Foreign currency translation adjustment	-	-	-	-	3,359	3,359

Balance - May 31, 2008	9,300,000	9,300	227,200	(219,751)	5,171	21,920

Loss for the period ended November 30, 2008	-	-	-	(24,576)	-	(24,576)

Foreign currency translation adjustment	-		-	-	(7,521)	(7,521)
		-
Balance – November 30, 2008	9,300,000	$9,300	$227,200	$(244,327)	$(2,350)	$(10,177)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Three Months Ended November 30, 2008		Three Months Ended November 30, 2007		Six Months Ended November 30, 2008		Six Months Ended November 30, 2007
REVENUE
Hair salon services		$10,932		$18,946		$26,053		$38,113

Retail sales		590		1,544		1,365		3,220
Cost of goods sold		(354)		(927)		(819)		(1,932)
Gross profit from retail sales
Sales		236		617		546		1,288
Net revenue		11,168		19,563		26,599		39,401

EXPENSES
Advertising and promotion		-		-		141		95
Amortization and depreciation		1,440		1,913		3,045		3,699
Directors’ fees		1,500		4,500		3,000		17,500
Insurance		245		285		517		553
Interest and bank charges		532		560		1,177		1,082
Professional fees		7,875		4,500		16,044		22,750
Rent		4,282		4,707		8,828		9,100
Supplies		551		1,865		1,971		2,919
Telephone		82		108		276		211
Transfer agent and printing		1,555		327		1,687		823
Utilities		285		705		796		1,114
Wages		3,696		12,297		13,693		23,066
		22,043		31,767		51,175		82,912
NET LOSS FOR THE PERIOD		$(10,875)		$(12,204)		$(24,576)		$(43,511)

Weighted average shares outstanding		9,300,000		9,300,000		9,300,000		9,300,000

Loss per share	$	Nil	$	Nil	$	Nil	$	Nil

OTHER COMPREHENSIVE LOSS
Net loss for the period		$(10,875)		$(12,204)		$(24,576)		$(43,511)
Foreign currency translation adjustment		(4,953)		3,008		(7,521)		3,510
		$(15,828)		$(9,196)		$(32,097)		$(40,001)

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Cash flows from (used by):	Six Months Ended November 30, 2008	Six Months Ended November30, 2007
OPERATING ACTIVITIES
Net loss for the period	$(24,576)	$(43,511)
Items not involving cash:
Amortization and depreciation	3,045	3,699
	(21,531)	(39,812)
Changes in non-cash working capital:
Prepaid expenses and deposits	301	7,382
Inventory	535	(105)
Accounts payable and accrued liabilities	(5,627)	(24,731)
	(26,322)	(57,266)

FINANCING ACTIVITY
Due to shareholder	24,048	79

Foreign Currency Adjustment	(320)	72

Decrease in cash	(2,594)	(57,115)
Cash – beginning of period	6,917	78,629
CASH – END OF PERIOD	$4,323	$21,514

SUPPLEMENTAL CSH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$7,201	$3,437

See notes to the consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At November 30, 2008, the Company had $3,618 (May 31, 2008: $3,780) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at November 30, 2008. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

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

As at November 30, 2008, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

2.     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2008, the Company had recurring losses from operations totaling $244,327. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2009.

In response to these problems, management has taken the following actions:

·           The Company’s SB-2 Registration Statement has become effective, and
·           Management intends to raise additional funds through public or private placement offerings.

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

4.     Capital Stock

a)	On May 11, 2005, the Company issued 5,000,000 common shares at $0.005 to its sole shareholder for $25,000. These shares were issued during the period ended May 31, 2005.

b)	On June 20, 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31, 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.     Related Party Balances and Transactions

a)	As of November 30, 2008, the amount due to shareholder of $35,057 (May 31, 2008: $11,009) is uncollateralized, non-interest bearing and due on demand.

b)	Dring the period ended November 30, 2008, the Company paid a director and officer of the Company $3,561 for the three months ended and $9,935 for the six months ended in wages and director’s fees.

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

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

Periods	Monthly Rental Payment
July 1, 2005 to June 30, 2006	$1,407
July 1, 2006 to June 30, 2009	$1,407
July 1, 2009 to June 30, 2015	$1,543

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments
2009	$17,020
2010	$18,516
2011	$18,516
2012	$18,516
Thereafter	$57,091
$129,659

7.     Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements	9 years straight line
Furniture and equipment	20% declining balance over 5 years
Computer equipment	30% declining balance over 3 years

		November 30, 2008			May 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$8,784	$2,927	$5,857	$10,970	$3,047	$7,923
Furniture and equipment	23,563	11,349	12,214	29,427	12,478	16,949
Computer equipment	2,018	1,302	716	2,521	1,469	1,052
	$34,365	$15,578	$18,787	$42,918	$16,994	$25,924

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

8.     Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received. A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights. The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the period ended November 30, 2008 was $803 (2007: $860). The net book value of the lease rights at November 30, 2008 was $9,046 (May 31, 2008: $12,155).

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	Various	35,691	(35,691)	(20,833)	-
May 31, 2008	76,985	2008	19,247	(19,247)	(19,247)	-
November 30, 2008	24,576	2009	6,143	(6,143)	(6,143)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforwad	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2008

10.    Subsequent Event

  Subsequent to the period ended November 30, 2008:

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

The name change, preferred stock action and the reverse stock split are referred to collectively as the corporate actions, and are contingent upon completion of the reverse merger.  The affirmative vote of a majority of the issued and outstanding shares of the Company’s common stock is required to adopt each of the corporate actions.  On September 9, 2008, Eric Anderson, the holder of a majority of the Company’s issued and outstanding common stock, executed a written consent approving and adopting the corporate actions.

The corporate actions have been approved by the Board of Directors in contemplation of a proposed reverse merger transaction with ISR Systems and Sensors Corporation, or ISR.  The Company and ISR anticipate entering into and completing the reverse merger transaction within a few months, although the parties have not entered into a definitive merger agreement yet.

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

Our accumulated deficit as of our period ended on November 30, 2008 was $244,327 and as of May 31, 2008, the accumulated deficit was $219,751. During the period ended November 30, 2008, the deficit increased by $24,576. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Hair salon service revenues were $26,053 for the six months ended November 30, 2008 compared to $38,113 in revenues for the six months ended November 30, 2007.

Gross profit, defined as sales less cost of sales, was $546 for the six months ended November 30, 2008, compared to $1,288 gross profit for the six months ended November 30, 2007.

LID HAIR STUDIOS INTERNATIONAL, INC.

Our operating expenses were $51,175 for the six months ended November 30, 2008 compared to operating expenses of $82,912 for the six months ended November 30, 2007. Operating expense decreased primarily as a result of a decrease in directors’ fees, wages and professional fees for the six months ended November 30, 2008 compared to the prior year period.

We achieved a net loss of $24,576 for the six months ended November 30, 2008 compared to a net loss of $43,511 for the six months ended November 30, 2007.

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

Liquidity and Capital Resources

Overview – Quarter ended November 30, 2008

For the six months ended November 30, 2008, cash used by operating activities was $26,322. Cash used by operating activities for the six months ending November 31, 2007 was $57,266.

Cash used by investing activities during the six months ended November 30, 2008 and November 30, 2007 was $Nil.

Net cash provided by financing activities for the six months ended November 30, 2008 was $24,048. Cash provided by financing activities for the six months ended November 30, 2007 was $79.

At November 30, 2008 we had $4,323 in cash, compared to $6,917 as at May 31, 2008.  We had a working capital deficiency of $39,221 compared to a working capital deficiency of $17,671 as at May 31, 2008.

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

Certain relationships and related transactions are discussed in detail in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Consolidated Financial Statements of November 30, 2008:

▪	The amount due from shareholder of $35,057 is non-interest bearing and due on demand.

▪	During the period, the Company paid a director and officer of the Company $3,561 for the three months ended and $9,935 for the six months ended in wages and director’s fees.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Lid Hair Studios currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at November 30, 2008.

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

None

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

Further to our filing of September 10, 2008, with the Securities and Exchange Commission a Schedule14C is contingent in upon the merger closing.

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

LID HAIR STUDIOS INTERNATIONAL, INC. (Registrant)

Dated: January 16, 2009	By:	/s/ Eric Steven Anderson
Eric Steven Anderson, Chief Executive Officer
(Principal Executive Officer) Chief Financial
Officer, Chief Accounting Officer (Principal
Financial Officer)