Form 10-Q
period 2009-02-28
Lid Hair Studios International, Inc.
filed 2009-04-20
CIK 1354071

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares outstanding of the registrant's Class A common stock as of April 20, 2009 was 9,300,000.

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

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009
Unaudited

US Funds

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

ASSETS	February 28 2009 (Unaudited)	May 31 2008 (See Note 1)
Current
Cash	$4,193	$6,917
Inventory	789	1,340
	4,982	8,257
Property and equipment, net of depreciation (Note 7)	17,506	25,924
Lease rights, net of amortization (Note 8)	8,558	12,155
Prepaid expenses and deposits	1,191	1,512
	$32,237	$47,848

LIABILITIES
Current
Accounts payable	$3,649	$3,919
Accrued liabilities	5,500	11,000
Due to shareholder (Note 5a)	41,852	11,009
	51,001	25,928

Commitments and contingencies (Notes 2, 5, 6, 8 and 9)
Subsequent event (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income (loss)	(2,830)	5,171
Accumulated Deficit	(252,434)	(219,751)
	(18,764)	21,920
	$32,237	$47,848

See notes to the consolidated financial statements

F – 1

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the year ended May 31, 2008	-	-	-	(76,985)	-	(76,985)

Foreign currency translation adjustment	-	-	-	-	3,359	3,359

Balance - May 31, 2008	9,300,000	9,300	227,200	(219,751)	5,171	21,920

Loss for the period ended February 28, 2009	-	-	-	(32,683)	-	(32,683)

Foreign currency translation Adjustment	-		-	-	(8,001)	(8,001)
		-
Balance – February 28, 2009	9,300,000	$9,300	$227,200	$(252,434)	$(2,830)	$(18,764)

See notes to the consolidated financial statements

F – 2

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008

REVENUE
Hair salon services	$7,213	$17,635	$33,266	$55,748
Retail sales	382	1,332	1,747	4,552
Cost of goods sold	(229)	(799)	(1,048)	(2,731)
Gross profit from retail sales Sales	153	533	699	1,821

Net revenue	7,366	18,168	33,965	57,569

EXPENSES
Advertising and promotion	-	-	141	95
Amortization and depreciation	1,338	1,882	4,383	5,581
Directors’ fees	-	4,500	3,000	22,000
Insurance	227	278	744	831
Interest and bank charges	461	509	1,638	1,591
Professional fees	6,450	5,599	22,494	28,349
Rent	3,977	4,659	12,805	13,759
Supplies	1,068	1,136	3,039	4,055
Telephone	77	119	353	330
Transfer agent and printing	-	301	1,687	1,124
Utilities	918	1,265	1,714	2,379
Wages	957	11,628	14,650	34,694

	15,473	31,876	66,648	114,788

NET LOSS FOR THE PERIOD	$(8,107)	$(13,708)	$(32,683)	$(57,219)

Weighted average shares outstanding	9,300,000	9,300,000	9,300,000	9,300,000

Loss per share	$Nil	$Nil	$Nil	$(0.01)

OTHER COMPREHENSIVE LOSS
Net loss for the period	$(8,107)	$(13,708)	$(32,683)	$(57,219)
Foreign currency translation adjustment	(480)	392	(8,001)	3,902
	$(8,587)	$(13,316)	$(40,684)	$(53,317)

See notes to the consolidated financial statements

F – 3

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Cash flows from (used by):	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008

OPERATING ACTIVITIES
Net loss for the period	$(32,683)	$(57,219)
Items not involving cash:
Amortization and depreciation	4,383	5,581
	(28,300)	(51,638)
Changes in non-cash working capital:
Prepaid expenses and deposits	321	7,365
Inventory	551	(11)
Accounts payable and accrued liabilities	(5,770)	(23,582)
	(33,198)	(67,866)

FINANCING ACTIVITY
Due to shareholder	30,843	91

Foreign Currency Adjustment	(369)	32

Decrease in cash	(2,724)	(67,743)
Cash – beginning of period	6,917	78,629

CASH – END OF PERIOD	$4,193	$10,886

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment funded by shareholder	$-	-
Foreign currency translation adjustment included in property and equipment	$7,632	$3,870

See notes to the consolidated financial statements

F – 4

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At February 28, 2009, the Company had $3,526 (May 31, 2008: $3,780) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

F – 5

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at February 28, 2009. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

 F – 6

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

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

F – 7

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBUARY 28, 2009

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

F – 8

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

Other

The Company's fiscal year end is May 31.

The Company paid no dividends during the year presented.

The Company’s operating assets are principally located in Canada.

2.     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2009, the Company had recurring losses from operations totaling $252,434. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2009.

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

F– 9

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

5.     Related Party Balances and Transactions

a)	As of February 28, 2009, the amount due to shareholder of $41,852 (May 31, 2008: $11,009) is uncollateralized, non-interest bearing and due on demand.

b)	During the period ended February 28, 2009, the Company paid a director and officer of the Company $956 for the three months ended and $10,891 for the nine months ended in wages and director’s fees.

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
$129,659

7.     Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements               9 years straight line
Furniture and equipment                20% declining balance over 5 years
Computer equipment                      30% declining balance over 3 years

	February 28, 2009			May 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$8,638	$3,118	$5,520	$10,970	$3,047	$7,923
Furniture and equipment	23,172	11,828	11,344	29,427	12,478	16,949
Computer equipment	1,985	1,343	642	2,521	1,469	1,052

	$33,795	$16,289	$17,506	$42,918	$16,994	$25,924

F – 10

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

8.     Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received. A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights. The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the period ended February 28, 2009 was $1,338 (2007: $1,882). The net book value of the lease rights at February 28, 2009 was $8,558 (May 31, 2008: $12,155).

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense
2009	$1,438
2010	$1,438
2011	$1,438
2012	$1,438
Thereafter	$6,403
$12,155

9.     Income Taxes

The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carry forwards expire in various years through 2029. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2007	142,766	Various	35,691	(35,691)	(20,833)	-
May 31, 2008	76,985	Various	19,247	(19,247)	(19,247)	-
February 28, 2009	32,683	Various	8,171	(8,171)	(8,171)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforwad	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

F – 11

LID HAIR STUDIOS INTERNATIONAL, INC.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2009

10.    Subsequent Event

  Subsequent to the period ended February 28, 2009:

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

F – 12

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

Our accumulated deficit as of our period ended on February 28, 2009 was $252,434 and as of May 31, 2008, the accumulated deficit was $219,751. During the period ended February 28, 2009, the deficit increased by $32,683. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Hair salon service revenues were $33,266 for the nine months ended February 28, 2009 compared to $55,748 in revenues for the nine months ended February 29, 2008.

Gross profit, defined as sales less cost of sales, was $699 for the nine months ended February 28, 2009, compared to $1,821 gross profit for the nine months ended February 29, 2008.

LID HAIR STUDIOS INTERNATIONAL, INC.

Our operating expenses were $66,648 for the nine months ended February 28, 2009 compared to operating expenses of $114,788 for the nine months ended February 29, 2008. Operating expense decreased primarily as a result of a decrease in directors’ fees, wages and professional fees for the nine months ended February 28, 2009 compared to the prior year period.

We achieved a net loss of $32,683 for the nine months ended February 28, 2009 compared to a net loss of $57,219 for the nine months ended February 29, 2008.

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

Liquidity and Capital Resources

Overview – Quarter ended February 28, 2009

For the nine months ended February 28, 2009, cash used by operating activities was $33,198. Cash used by operating activities for the nine months ending February 29, 2008 was $67,866.

Cash used by investing activities during the nine months ended February 28, 2009 and February 29, 2008 was $Nil.

Net cash provided by financing activity for the nine months ended February 28, 2009 was $30,843. Cash provided by financing activity for the nine months ended February 28, 2008 was $91.

At February 28, 2009 we had $4,193 in cash, compared to $6,917 as at May 31, 2008.  We had a working capital deficiency of $46,019 compared to a working capital deficiency of $17,671 as at May 31, 2008.

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

Certain relationships and related transactions are discussed in detail in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Consolidated Financial Statements of February 28, 2009:

▪	The amount due from shareholder of $41,852 is non-interest bearing and due on demand.

▪	During the period, the Company paid a director and officer of the Company $956 for the three months ended and $10,891 for the nine months ended in wages and director’s fees.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Lid Hair Studios currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at February 28, 2009.

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

None

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

Further to our filing of September 10, 2008, with the Securities and Exchange Commission a Schedule14C – is contingent upon the merger closing.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
(Registrant)

Dated: April 20, 2009	By:	/s/ Eric Steven Anderson
Eric Steven Anderson
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)