Form 10-K
period 2009-05-31
Lid Hair Studios International, Inc.
filed 2009-08-31
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52007

LID HAIR STUDIOS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2718075
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
Avenida Atlantica 1260, Apt 801, Rio de Janeiro, RJ Brazil 22021-000 Tel: 604-628-4658 Fax: 425-920-1020
(Address and telephone number of registrant's principal executive offices)

Incorp Services
3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120-3481 Tel: 702-866-2500
 (Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:          None

Securities registered under Section 12(g) of the Exchange Act:          Common Shares
  (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of the Chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐    NO ☒

The Company's revenues for the most recent fiscal year were $41,112.

As of July 15, 2009 the Company had 9,300,000 issued and outstanding shares of common stock.

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

The Company has contracted the monthly bookkeeping to an outside source.

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

Employees
We have one employee as of the date of this annual report, our director and president, Eric Anderson.

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

Marketing and Sales Strategy
The company will need to raise funds to commence the expansion. We will need to expand our current salon to improve revenues and hope to increase interest from current and/or new investors.

Our principal revenues are from chair rentals in our salon.

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

The Company's primary objective for fiscal year ending May 31, 2010 is to increase its existing salon sales while controlling costs. We will focus our marketing efforts on positioning our salon business based on quality services and products while maintaining affordable pricing for its customers.

The Company's other objectives for fiscal 2010 are as follows:

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

The Company has plans to fully develop the Vancouver market area in terms of additional salon locations that will carry the same name. Management estimates that the Vancouver and surrounding cities will support additional locations while focusing on brand name recognition of Lids Hair Studios for high quality service and products and value pricing.  Media advertising is important to effectively build brand awareness and enhance the positioning of the Lids Hair Studios in a very competitive Vancouver market. All of our potential growth for fiscal 2010 will be focused in the Vancouver. These development plans are highly dependent on the availability of potential sites, lease terms, financing availability and cost, and availability and quality of management and staff personnel.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None to report.

Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The company received its trading symbol on April 9, 2007 and the company’s common stock is presently being traded on the over-the-counter market under the symbol “LHSI” and is quoted on the OTC Bulletin Board.  For the periods indicated, the following table sets forth the high and low sales prices per share of our common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year ended May 31, 2009:	High	Low

March 1, 2009 to May 31, 2009	0.06	0.06
December 1, 2008 to February 28, 2009	0.20	0.06
September 1, 2008 to November 30, 2008	1.00	0.20
June 1, 2008 to August 31, 2008	1.10	1.00
March 1, 2008 to May 31, 2008	2.50	1.10
December 1, 2007 to February 28, 2008	2.50	2.50
September 1, 2007 to November 30, 2007	2.50	0.10
March 31, 2007 to May 31, 2009	0.10	0.10

To date, none of our outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock.   We have agreed to register shares of common stock held by existing security holders for resale with the exception of Eric Anderson’s and Mrs. Amber Fallis’s shareholdings.

Holders
As of July 15, 2009, there were 49 holders of record of Lid Hair Studios International, Inc., holding 9,300,000 shares.

Dividends
Lid Hair Studios International, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview
Lid Hair Studios International, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Nevada on April 20, 2005 under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005.  Our operating subsidiary Belford Enterprises B.C. Ltd., doing business as Lid Hair Studio was established June 7, 2005, in the City of Vancouver, British Columbia Canada. There are no bankruptcies, receivership, or similar proceedings against the parent or operating subsidiary.

On June 18, 2005, the company purchased hair salon equipment and the rights to an office lease from Farideh Jafari in the amount of approximately $39,150 US ($45,000CDN).

On July 4, 2005 we entered into a lease agreement by way of Assignment of Lease by Tenant with Landlord’s Consent. The lease commenced July 1, 2005 and terminates June 30, 2015.

RESULTS OF OPERATIONS
Net revenues decreased year over year to $42,153 from $73,326 respectively for the year ended May 31, 2009 versus May 31, 2008. This decrease is the result of a change to principally chair rental revenues and reduced discretionary customer spending due to the global recession.

We realized a net loss of $56,094 for the fiscal year ended May 31, 2009, compared to a net loss of $76,985 for the fiscal year ended May 31, 2008. The decrease in our net loss was due to management’s efforts to conserve cash and reduce non-essential expenditures.

Sales refer to our gross profit – Sales less Cost of Sales.  Our gross profit decreased from $73,326 for the year ended May 31, 2008 to $42,153 for the year ended May 31, 2009.

Our operating expenses are classified into several categories, including:

▪	Professional Fees
▪	Amortization and depreciation
▪	Other Administrative Expenses

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $41,138 for the year ended May 31, 2009 and $41,849 for the year ended May 31, 2008. Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2009.

Amortization and depreciation expense charged to operations was $5,741 and $7,462 in 2009 and 2008, respectively.

Other Administrative Expenses refers to our wages, director’s fees, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $51,368 for the year ended May 31, 2009, and $101,000 for the year ended May 31, 2008 respectively. The decrease in 2009 versus 2008 is attributable primarily to a decrease in wages expenses and directors’ fees.

The overall decrease in expenses for 2009 is due to LID’s efforts to reduce costs and conserve cash.

We achieved comprehensive income of $3,938 in 2009 (2008: $3,359) as a result of the translation of LID’s revenues and expenses from $CDN to $US.

OPERATIONS OUTLOOK
 We are incorporating the following strategy to our future objectives:

•	Expand our salon operations through:
• the addition and development of additional Lid Hair Studios with additional locations in our existing market by 2010;
• the possible acquisition or development of salons operating under other names;

•	Improve our profitability by continuing to enhance the salon services for our clients and improving operating efficiency of our salon brand;

•	Focus on improving efficiency and utilizing creative and aggressive marketing initiatives

During the next twelve months, we intend to continue to make efforts to increase the number of clients and increase the number of salons. Net income may not be recognized until 2010 depending on the tenant improvements and commencement of leases and close dates for sales.

Over the next twelve months we expect to fill the remaining chairs in the operating salon.

We are currently actively seeking new acquisitions and looking for a suitable location to start a new salon.

We cannot predict with certainty what revenues we can expect during the next twelve months, although we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses, including our debt service, for the next twelve months. In addition, there can be no assurance that any of our current or future projects will be a commercial success. However, significant capital resources will be required to fund our development expenditures. Since our performance continues to be dependent on future cash flows from real estate sales and rental income, there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties. We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

Liquidity and Capital Resources
On May 31, 2009, we had a working capital deficiency of $68,246 and stockholders’ deficiency of $38,112.  Also, at May 31, 2009, we had cash of $5,580, total assets of $36,472 and total liabilities of $74,584.  On May 31, 2008, we had a working capital deficiency $17,671 and stockholders’ equity of $21,920.  Also, at May 31, 2008, we had cash of $6,917, total assets of $47,848 and total liabilities of $25,928.

A substantial portion of our total liabilities consists of amounts due to a shareholder.  At May 31, 2009, we had amounts due to a shareholder of $51,261, and accounts payable and accrued liabilities of $23,323.  At May 31, 2008, we had amounts due to a shareholder of $11,009 and accounts payable and accrued liabilities of $14,919.

For the year ended May 31, 2009, cash used by operating activities was $41,416. Cash used by operating activities for the year ended May 31, 2008 was $81,840.

No cash was used or provided by investing activities in the 2009 or 2008 fiscal years.

Net cash provided by financing activities for the year ended May 31, 2009 was $40,252. Cash provided by financing activities for the year ended May 31, 2008 was $10,067. The change in cash provided by financing activities is due to a director’s loan was in the 2009 fiscal year.

Other Information - Certain Relationships and Related Transactions
To date, several related party transactions have taken place, in addition to the transactions described above with the sole director/officer, Eric Anderson.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of May 31, 2009, there are no advances to officers and employees. There is a shareholder loan of $51,261.  Loan from the shareholder represents a temporary short-term loan from Eric Anderson. This loan is unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Recent Accounting Pronouncements
There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

Off-Balance Sheet Arrangements
We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

LID HAIR STUDIOS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009

US FUNDS

Report of Independent Registered Public Accounting Firm

Board of Directors
Lid Hair Studios International, Inc.

We have audited the accompanying balance sheets of Lid Hair Studios International, Inc., as of May 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lid Hair Studios International, Inc. as of May 31, 2009 and 2008, and the results of its operations and cash flows for the two years ended May 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company has a working capital deficit and stockholders’ deficit, and has recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
August 20, 2009

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS       Statement 1
Expressed in US dollars

ASSETS	May 31 2009	May 31 2008
Current
Cash	$5,580	$6,917
Inventory	758	1,340
Total Current Assets	6,338	8,257
Property and equipment, net of depreciation (Note 7)	19,086	25,924
Lease rights, net of amortization (Note 8)	9,487	12,155
Prepaid expenses and deposits	1,561	1,512
Total Assets	$36,472	$47,848

LIABILITIES
Current
Accounts payable	$9,873	$3,919
Accrued liabilities	13,450	11,000
Due to shareholder (Note 5a)	51,261	11,009
Total Current Liabilities	74,584	25,928

Commitments and contingencies (Notes 2, 5, 6 ,8 and 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	1,233	5,171
Accumulated Deficit	(275,845)	(219,751)
Total Stockholders’ Equity (Deficit)	(38,112)	21,920
Total Liabilities and Stockholders’ (Deficit)	$36,472	$47,848

The accompanying notes are an integral part of these consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTOF
STOCKHOLDERS’ EQUITY (DEFICIT)       Statement 2
Expressed in US dollars

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – May 31, 2007	9,300,000	$9,300	$227,200	$(142,766)	$1,812	$95,546

Loss for the year ended May 31, 2008	-	-	-	(76,985)	-	(76,985)

Foreign currency translation adjustment	-	-	-	-	3,359	3,359

Balance - May 31, 2008	9,300,000	9,300	227,200	(219,751)	5,171	21,920

Loss for the year ended May 31, 2009	-	-	-	(56,094)	-	(56,094)

Foreign currency translation Adjustment	-	-	-	-	(3,938)	(3,938)

Balance - May 31, 2009	9,300,000	$9,300	$227,200	$(275,845)	$1,233	$(38,112)

The accompanying notes are an integral part of these consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS       Statement 3
Expressed in US dollars

	May 31, 2009	May 31, 2008
REVENUE
Hair salon services	$41,112	$70,882

Retail sales	2,633	6,109
Cost of goods sold	(1,592)	(3,665)
Gross profit from retail sales	1,041	2,444
Net revenue	42,153	73,326

EXPENSES
Advertising and promotion	126	96
Amortization and depreciation	5,741	7,462
Directors’ fees	3,000	27,300
Insurance	970	1,109
Interest and bank charges	2,117	2,308
Professional fees	41,138	41,849
Rent	16,226	18,359
Supplies	3,471	4,746
Telephone	481	420
Transfer agent and printing	5,922	1,720
Utilities	2,410	3,285
Wages	16,645	41,657
	98,247	150,311

NET LOSS FOR THE YEAR	$(56,094)	$(76,985)

Weighted average shares outstanding	9,300,000	9,300,000

Loss per share	$(0.01)	$(0.01)

Other Comprehensive Loss:
Net loss for the year	$(56,094)	$(76,985)
Foreign currency translation adjustment	3,938	(3,359)
	$(52,156)	$(80,344)

The accompanying notes are an integral part of these consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS       Statement 4
Expressed in US dollars

Cash Flows from (Used By):	May 31, 2009	May 31, 2008
OPERATING ACTIVITIES
Net loss for the year	$(56,094)	$(76,985)
Items not involving cash:
Amortization and depreciation	5,741	7,462
	(50,353)	(69,523)
Changes in non-cash working capital:
Prepaid expenses and deposits	(49)	7,386
Inventory	582	8
Accounts payable and accrued liabilities	8,404	(19,711)
	(41,416)	(81,840)

FINANCING ACTIVITY
Due to (from) shareholder	40,252	10,067

Foreign Currency Adjustment	(173)	61

Decrease in Cash	(1,337)	(71,712)
Cash – Beginning of year	6,917	78,629
CASH – END OF YEAR	$5,580	$6,917

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$3,765	$3,298
Purchase of property and equipment funded by shareholder	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
MAY 31, 2009 AND 2008

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At May 31, 2009, the Company had $4,957 (May 31, 2008: $3,780) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

Inventory

Inventory is stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition, and is calculated using the weighted average method.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
MAY 31, 2009 AND 2008

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share."  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at May 31, 2009. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and promotion in selling, general and administrative expenses in the accompanying statements of operations.

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
MAY 31, 2009 AND 2008

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

As at May 31, 2009, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

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

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
MAY 31, 2009 AND 2008

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

Estimated Fair Value of Financial Instruments

The carrying values of cash, accounts payable, accrued liabilities, and due to shareholder reflected in the financial statements approximates their fair value due to the short-term maturity of the instruments.

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
MAY 31, 2009 AND 2008

2.     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of May 31, 2009, the Company had a working capital deficit and a stockholders’ deficit, and has recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2010.

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

3.     Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

4.     Capital Stock

a)	On May 11, 2005, the Company issued 5,000,000 common shares at $0.005 to its sole shareholder for $25,000. These shares were issued during the period ended May 31, 2005.

b)	On June 20, 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31, 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.     Related Party Balances and Transactions

a)	As of May 31, 2009, the amount due to shareholder of $51,261 (May 31, 2008: $11,009) is uncollateralized, non-interest bearing and due on demand.

b)	During the year ended May 31, 2009, the Company paid a former director and officer of the Company $12,930 in wages and director’s fees (2008: $47,605).

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
MAY 31, 2009 AND 2008

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

Periods	Monthly Rental Payment
July 1, 2005 to June 30, 2006	$1,407
July 1, 2006 to June 30, 2009	$1,407
July 1, 2009 to June 30, 2015	$1,543

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments
2010	$18,516
2011	$18,516
2012	$18,516
2013	$18,516
Thereafter	$38,575
$112,639

7.     Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements	9 years straight line
Furniture and equipment	20% declining balance over 5 years
Computer equipment	30% declining balance over 3 years

	May 31, 2009			May 31, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$9,970	$3,876	$6,094	$10,970	$3,047	$7,923
Furniture and equipment	26,745	14,423	12,322	29,427	12,478	16,949
Computer equipment	2,291	1,621	670	2,521	1,469	1,052
	$39,006	$19,920	$19,086	$42,918	$16,994	$25,924

LID HAIR STUDIOS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
MAY 31, 2009 AND 2008

8.     Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received. A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights. The lease rights are being amortized over ten years through June 30, 2015, the remaining life of the lease. Amortization expense for the year ended May 31, 2009 was $1,483 (2008: $1,680). The net book value of the lease rights at May 31, 2009 was $9,487 (May 31, 2008: $12,155).

Estimated future amortization expense:

Year ending May 31,	Future estimated amortization expense
2010	$1,438
2011	$1,438
2012	$1,438
2013	$1,438
Thereafter	$3,735
$9,487

9.	Income Taxes

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2008	219,751	Various	54,938	(54,938)	(19,247)	-
May 21, 2009	275,845	Various	68,961	(68,961)	(14,024)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

Item 9A.  Controls and Procedures
Item 9A(T).  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of May 31, 2009 as a result of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our chief executive officer who is also chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  Other Information

None to Report.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as of July 15, 2009.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Age	Position	Term

Mr. Eric Steven Anderson (1)	41	President & Director	1 Year

(1)	Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.

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

None of the directors and officers is related to any other director or officer of the Company.

To the knowledge of the Company, our officer or director has not been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, our director or officer has not convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended May 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics
We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which was filed as Exhibit 14.1 to our annual report on Form 10-K for the fiscal year ended May 31, 2009.  Upon request, we will provide to any person without charge a copy of our Code of Ethics.

Item 11.  Executive Compensation

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Position	Salary	Directors’ fees

Mr. Eric Steven Anderson (1)	President & Director	$0.00	$0.00	*

(1) Mr. Eric Steven Anderson is the President and Director of Lid Hair Studios International, Inc.;

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2009	2008	2009	2008	2009	2008	2009	2008
Eric Steven Anderson	Chair, CEO, CFO, CAO	0	0	0	$8,500	$0	$0	$0	$8,500

We currently have one director.

Outstanding Equity Awards at Fiscal Year-End
 Our named executive officers in the Summary Compensation Table have not been granted any stock options or other stock awards to date.

Compensation of Directors
At the present time, directors receive no cash compensation for serving on the Board of Directors.  Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Employment Agreements
None of our officers and key employees are presently bound by employment agreements.  We do not have any termination or change in control arrangements with any of our named executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2009, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers named in the Summary Compensation Table under “Executive Compensation”,  and (iv) all officers and directors of the Company as a group:

	Amount and Nature	Percent
Name of Beneficial Owner	of Beneficial Ownership	of Class

Eric Anderson *	5,000,000	54.35%
*	Mr. Anderson’s shares are not registered.

Item 13.  Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with the sole director/officer, Eric Anderson.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, several related party transactions have occurred.  These are described in note 5 of the financial statements.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended May 31, 2009 and May 31, 2008:

Fee Category	2009 Fees	2008 Fees

Audit Fees	$13,450	$13,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$13,450	$13,000

Audit Fees. This consists of fees billed for professional  services rendered for the audit of our financial  statements and   review of  interim consolidated  financial  statements  included in quarterly  reports and services that  are  normally  provided  by the principal accountants in  connection  with  statutory  and regulatory filings or engagements.

Audit Related Fees. This consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  This consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees.  Consists of fees for product and services other than the services reported above.

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

Item 15.  Exhibits

Exhibits

(a)       Audited Consolidated Financial Statements (included in Part 11 of this Report):
            Auditor’s Report
            Consolidated Balance Sheet – May 31, 2009
            Consolidated Statements of Operations and Deficit – May 31, 2009
            Consolidated Statements of Cash Flows – May 31, 2009
            Consolidated Statement of Stockholders’ Equity – May 31, 2009
            Notes to Consolidated Financial Statements – May 31, 2009

(b)       None

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

LID HAIR STUDIOS INTERNATIONAL INC.
(Registrant)

By:	/s/ Eric Anderson
Eric Anderson, Chief Executive Officer,
Chief Financial Officer & Chief Accounting Officer

Date:	August 28, 2009