Form 10-Q
period 2009-08-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2009-10-14
CIK 1354071

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52007

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	20-2718075
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

9th Floor, No. 29 Nanxin Street, Xi’an, Shaanxi Province, P.R.C., 710004
(Address of Principal Executive Offices)

86 29 8727 1818
(Issuer’s Telephone Number, Including Area Code)

Lid Hair Studios International, Inc.
(Former name orformer address, if changed since last report)

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

The number of shares outstanding of the registrant's Class A common stock as of October 12, 2009 was 4,300,000.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

The consolidated financial statements of China Pediatric Pharmaceuticals, Inc. formerly Lid Hair Studios International, Inc. and subsidiary (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended May 31, 2009.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009
Unaudited

US Funds

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

ASSETS	August 31 2009	May 31 2009
	(Unaudited)	(See Note 1)
Current
Cash	$5,720	$5,580
Inventory	642	758
Total Current Assets	6,362	6,338
Property and equipment, net of depreciation (Note 7)	18,148	19,086
Lease rights, net of amortization (Note 8)	9,092	9,487
Prepaid expenses and deposits	1,374	1,561
Total Assets	$34,976	$36,472

LIABILITIES
Current
Accounts payable	$21,157	$9,873
Accrued liabilities	6,250	13,450
Due to shareholder (Note 5a)	51,261	51,261
Total Current Liabilities	78,668	74,584

Commitments and contingencies (Notes 2, 5, 6 ,8 and 9)

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 4)
Authorized: 75,000,000 common shares at $0.001 par value
Issued, allotted and outstanding: 9,300,000 common shares	9,300	9,300
Additional paid-in capital	227,200	227,200
Accumulated comprehensive income	1,225	1,233
Accumulated Deficit	(281,417)	(275,845)
Total Stockholders’ Deficit	(43,692)	(38,112)
Total Liabilities and Stockholders’ Deficit	$34,976	$36,472

See notes to the consolidated financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Common Stock		Additional Paid-in		Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balance – May 31, 2008	9,300,000	$9,300	$227,200	$(219,751)	$5,171	$21,920

Loss for the year ended May 31, 2008	-	-	-	(56,094)	-	(56,094)

Foreign currency translation Adjustment	-	-	-	-	(3,938)	(3,938)

Balance - May 31, 2009	9,300,000	9,300	227,200	(275,845)	1,233	(38,112)

Loss for the period ended August 31, 2009	-	-	-	(5,572)	-	(5,572)

Foreign currency translation Adjustment	-		-	-	(8)	(8)
		-
Balance - August 31, 2009	9,300,000	$9,300	$227,200	$(281,417)	$1,225	$(43,692)

See notes to the consolidated financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

	Three months ended August 31 2009		Three months ended August 31 2008
REVENUE
Hair salon services		$8,428		$15,121

Retail sales		561		775
Cost of goods sold		(337)		(465)
Gross profit from retail sales		224		310
Net revenue		8,652		15,431

EXPENSES
Advertising and promotion		-		141
Amortization and depreciation		1,290		1,605
Directors’ fees		-		1,500
Insurance		225		272
Interest and bank charges		483		645
Professional fees		5,500		8,169
Rent		4,176		4,546
Supplies		324		1,420
Telephone		91		194
Transfer agent and printing		560		132
Utilities		402		511
Wages		1,173		9,997
		14,224		29,132

NET LOSS FOR THE PERIOD		$(5,572)		$(13,701)

Weighted average shares outstanding		9,300,000		9,300,000

Loss per share	$	Nil	$	Nil

Other Comprehensive Loss:
Net loss for the period		$(5,572)		$(13,701)
Foreign currency translation adjustment		(8)		(2,568)
		$(5,580)		$(16,269)

See notes to the consolidated financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Cash Flows from (Used By):	Three months ended August 31 2009	Three months ended August 31 2008
OPERATING ACTIVITIES
Net loss for the period	$(5,572)	$(13,701)
Item not involving cash:
Amortization and depreciation	1,290	1,605
	(4,282)	(12,096)
Changes in non-cash working capital:
Prepaid expenses and deposits	187	102
Inventory	116	345
Accounts payable and accrued liabilities	4,084	1,862
	105	(9,787)

FINANCING ACTIVITY
Due to shareholder	-	9,932

Foreign Currency Adjustment	35	(59)

Increase in Cash	140	86
Cash – Beginning of period	5,580	6,917
CASH – END OF PERIOD	$5,720	$7,003

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Foreign currency translation adjustment included in property and equipment	$43	$2,509

See notes to the consolidated financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited May 31, 2009 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended May 31, 2009, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of May 31, 2009 is taken from the audited financial statements of that date.

Organization and Description of Business

Belford Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on April 20, 2005.  On August 15, 2005, the Company changed its name to Lid Hair Studios International, Inc. to reflect its business plan, which is to open a nationwide chain of hair salons.

On June 7, 2005, the Company incorporated a wholly-owned subsidiary, Belford Enterprises B.C. Ltd., in the Province of British Columbia, Canada. On June 18, 2005, the Company, through its subsidiary, purchased hair salon equipment and commenced operations in the hair salon and personal services business and provides related personal services including but not limited to hair cuts, permanents, styling, manicures, and pedicures.  Subsequent to August 31, 2009, the Company completed a business combination and changed its name as more fully described in Note 10.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At August 31, 2009, the Company had $5,151 (May 31, 2009: $4,957) of cash or cash equivalents which are not insured by agencies of the U.S. Government.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

1.     SUMMARY OF SIGNFICANT ACCOUNTING POLICIES - Continued

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

Loss per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at August 31, 2009. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and promotion in selling, general and administrative expenses in the accompanying statements of operations.

Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal periods.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

The Company's revenues are derived principally from hair styling fees, sales of hair products and other related charges. Revenue is recognized from services when performed and billed.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

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

Estimated Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and due to shareholder reflected in the financial statements approximates their fair value due to the short-term maturity of the instruments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other

The Company's fiscal year end is May 31.

The Company paid no dividends during the year presented.

The Company’s operating assets are principally located in Canada.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

2.     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of August 31, 2009, the Company had a working capital deficit and a stockholders’ deficit, and has recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending May 31, 2010.

In response to these problems, management has taken the following actions:
●The Company’s SB-2 Registration Statement has become effective, and
●Management intends to raise additional funds through public or private placement offerings.

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

4.     Capital Stock

a)	On May 11, 2005, the Company issued 5,000,000 common shares at $0.005 to its sole shareholder for $25,000. These shares were issued during the period ended May 31, 2005.

b)	On June 20, 2005, the Company issued 2,300,000 common shares at $0.005 per share to various shareholders for total cash consideration of $11,500.

c)	On July 31, 2006, the Company issued 2,000,000 common shares at $0.10 per share to various shareholders for total cash consideration of $200,000.

5.    Related Party Balances and Transactions

a)	As of August 31, 2009, the amount due to shareholder of $51,261 (May 31, 2009: $51,261) is uncollateralized, non-interest bearing and due on demand.

b)
During the period ended August 31, 2009, the Company paid a former director and officer of the Company $1,173 in wages.  During the period ended August 31, 2008, the Company paid a former director and officer of the Company $6,374 in wages and director’s fees.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

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

Periods	Monthly Rental Payment
July 1, 2009 to June 30, 2015	$1,543

Future minimum lease payments are as follows:

Year ending May 31,	Future minimum lease payments
2010	$18,516
2011	$18,516
2012	$18,516
2013	$18,516
Thereafter	$38,575
$112,639

7.     Property and Equipment

The Company applies the following depreciation policies:

Leasehold improvements	9 years straight line
Furniture and equipment	20% declining balance over 5 years
Computer equipment	30% declining balance over 3 years

	August 31, 2009			May 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$9,964	$4,150	$5,814	$9,970	$3,876	$6,094
Furniture and equipment	26,728	15,029	11,699	26,745	14,423	12,322
Computer equipment	2,289	1,654	635	2,291	1,621	670
	$38,981	$20,833	$18,148	$39,006	$19,920	$19,086

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

8.     Lease Rights

On June 18, 2005, the Company entered into an Agreement of Purchase and Sale of Equipment to purchase furniture and equipment and obtain an assignment of lease for approximately $40,000 ($45,000 Canadian $).  According to FASB 141, the purchase price was allocated first to the fair market value of the fixed assets, and then to the intangible rights to the lease received. A total of $25,403 was allocated to furniture and equipment, and the balance of $14,375 to lease rights. The lease rights are being amortized over nine years through June 30, 2015, the remaining life of the lease. Amortization expense for the period ended August 31, 2009 was $382 (period ended August 31, 2008: $230). The net book value of the lease rights at August 31, 2009 was $9,092 (May 31, 2009: $9,487).

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
May 31, 2009	275,845	Various	68,961	(68,961)	(14,024)	-
August 31, 2009	281,417	Various	70,354	(70,354)	(1,393)	-

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

9.     Income Taxes (continued)

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

10.   Subsequent Events

On September 30, 2009, the Company acquired China Children Pharmaceutical, Inc. a Hong Kong based company and its wholly-owned subsidiary Shaanxi Jiali a pharmaceutical manufacturer and distributor in accordance with a Share Exchange Agreement made by and among Lid Hair Studios International, Inc., a Nevada corporation, Eric Anderson, and Asia-Pharm Holding, Inc. a company incorporated in the British Virgin Islands, the sole shareholder of China Children. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of China Children Pharmaceuticals Inc. (the “Interests”) from  Asia-Pharm and they transferred and contributed all of their Interests to the Company in exchange for 7,000,000 shares of our Company stock. The material terms of the Exchange Agreement are more fully described in Exhibit 2.1 of Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.  In addition, the Company approved a two for seven reverse stock split effective no later than December 31, 2009.

Shaanxi Jiali was incorporated in the PRC under the name Shaanxi Jiali Technologies Co, Ltd. on July 1, 1998.  In October 2000, Shaanxi Jiali Technologies changed its name to Shaanxi Jiali Pharmaceutical Co. Ltd.  Shaanxi Jiali is our operating company and is in the business of manufacturing, marketing and sales of pharmaceuticals in China with pediatric medicine as its focus.

Pursuant to the share exchange agreement of September 30, 2009, Eric Anderson transferred 5,000,000 shares of common stock of Lid Hair Studios to Lid Hair Studios for cancellation and forgave all outstanding Shareholder Loans to the Company in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio.  Lid Hair Studios cancelled the shares of common stock received from Eric Anderson prior to affecting the reverse stock split which reduce the amount of common stock then issued and outstanding.  Eric Anderson and Lid Hair Studios entered into a binding agreement with respect to such transaction on September 30, 2009.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)
THREE MONTHS ENDED AUGUST 31, 2009

10.  Subsequent Events - Continued

Effective on October 9, 2009, the Company changed its name from Lid Hair Studios International Inc. to China Pediatric Pharamaceuticals, Inc.  The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, China Pediatric Pharmaceuticals, Inc., with and into the Company, with the Company as the surviving corporation.  To effectuate the merger, the Company filed its Articles of Merger with the Nevada Secretary of State and the merger became effective on October 9, 2009.   The Company’s board of directors approved the merger which resulted in the name change on October 9, 2009.  In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required.  On the effective date of the merger, the Company’s name was changed to “China Pediatric Pharmaceuticals, Inc.” and the Company’s Articles of Incorporation were amended to reflect this name change. Following the Combination, the combined Company will continue to be traded on the OTCBB, under the symbol “LHSI”, however, the Company will request a new symbol closer in form to China Pediatric Pharmaceuticals, Inc.

On October 13, 2009, the Board of Directors agreed to change the Company's year end to December 31.

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

Our accumulated deficit as of our period ended on August 31, 2009 was $281,417 and as of May 31, 2009, the accumulated deficit was $275,845. During the period ended August 31, 2009, the deficit increased by $5,572. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Hair salon service revenues were $8,428 for the three months ended August 31, 2009 compared to $15,121 in revenues for the three months ended August 31, 2008.

Gross profit, defined as sales less cost of sales, was $224 for the three months ended August 31, 2009, compared to $310 gross profit for the three months ended August 31, 2008.

Our operating expenses were $14,224 for the three months ended August 31, 2009 compared to operating expenses of $29,132 for the three months ended August 31, 2008. Operating expense decreased primarily as a result of a decrease in directors’ fees, wages and professional fees for the three months ended August 31, 2009 compared to the prior year period.

We achieved a net loss of $5,572 for the three months ended August 31, 2009 compared to a net loss of $13,701 for the three months ended August 31, 2008.

Operations Outlook

DESCRIPTION OF THE CORPORATE ACTIONS

On September 30, 2009, we acquired China Children Pharmaceutical, Inc. a Hong Kong based company and its wholly-owned subsidiary Shaanxi Jiali a pharmaceutical manufacturer and distributor in accordance with a Share Exchange Agreement made by and among Lid Hair Studios International, Inc., a Nevada corporation, Eric Anderson, and Asia-Pharm Holding, Inc. a company incorporated in the British Virgin Islands, the sole shareholder of China Children.

Shaanxi Jiali was incorporated in the PRC under the name Shaanxi Jiali Technologies Co, Ltd. on July 1, 1998.  In October 2000, Shaanxi Jiali Technologies changed its name to Shaanxi Jiali Pharmaceutical Co. Ltd.  Shaanxi Jiali is our operating company and is in the business of manufacturing, marketing and sales of pharmaceuticals in China with pediatric medicine as its focus.

Pursuant to the share exchange agreement of September 30, 2009, Eric Anderson transferred 5,000,000 shares of common stock of Lid Hair Studios to Lid Hair Studios for cancellation and forgave all outstanding Shareholder Loans to the Company in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio.  Lid Hair Studios cancelled the shares of common stock received from Eric Anderson prior to affecting the reverse stock split which reduce the amount of common stock then issued and outstanding.  Eric Anderson and Lid Hair Studios entered into a binding agreement with respect to such transaction on September 30, 2009.

Effective on October 9, 2009, the Company changed its name from Lid Hair Studios International Inc. to China Pediatric Pharmaceuticals, Inc.  The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, China Pediatric Pharmaceuticals, Inc., with and into the Company, with the Company as the surviving corporation.  To effectuate the merger, the Company filed its Articles of Merger with the Nevada Secretary of State and the merger became effective on October 9, 2009.   The Company’s board of directors approved the merger which resulted in the name change on October 9, 2009.  In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required.  On the effective date of the merger, the Company’s name was changed to “China Pediatric Pharmaceuticals, Inc.” and the Company’s Articles of Incorporation were amended to reflect this name change. Following the Combination, the combined Company will continue to be traded on the OTCBB, under the symbol “LHSI”, however we will request a new symbol closer in form to China Pediatric Pharmaceuticals, Inc.

On October 13, 2009, the Board of Directors agreed to change the Company's year-end to December 31.

See the Information Statements filed with the SEC on EDGAR at www.sec.gov for more information concerning ISR and the proposed reverse merger transaction.  http://www.sec.gov/Archives/edgar/data/1354071/000112785508000354/0001127855-08-000354-index.htm

Liquidity and Capital Resources

Overview – Three months ended August 31, 2009

For the three months ended August 31, 2009, cash flows from operating activities was $105. Cash used by operating activities for the three months ending August 31, 2008 was $9,787.

Cash used by investing activities during the three months ended August 31, 2009 and August 31, 2008 was $Nil.

Net cash provided by financing activities for the three months ended August 31, 2008 was $Nil.  Cash provided by financing activities for the three months ended August 31, 2008 was $9,932.

At August 31, 2009 we had $5,720 in cash, compared to $5,580 as at May 31, 2009.  We had a working capital deficiency of $72,306 compared to a working capital deficiency of $68,246 as at May 31, 2009.

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

Certain relationships and related transactions are discussed in detail in section Part III Item 12. Certain Relationships and Related Transactions.

As noted in Note 5 of the Consolidated Financial Statements of August 31, 2009:

■	The amount due from shareholder of $51,261 is non-interest bearing and due on demand.

■	During the period, the Company paid a former director and officer of the Company $1,173 for the three months ended in wages.

Critical Accounting Policies

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited May 31, 2009 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended May 31, 2009, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of May 31, 2009 is taken from the audited financial statements of that date.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Lid Hair Studios currently invests its cash balances, in excess of its current needs in an interest bearing checking account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at August 31, 2009.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) Principal Executive Officer

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) Principal Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC. (FORMERLY LID HAIR STUDIOS INTERNATIONAL, INC.)
(Registrant)

Dated:	October 13, 2009	By:	/s/ Jun Xia
Jun Xia, Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Winggang Xiao
Winggang Xiao, Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)