Form 10-Q
period 2009-09-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-03-30
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-52007

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2718075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9th Floor, No. 29 Nanxin Street Xi'an, Shaanxi Province P.R.C. 710004
(Address of Principal Executive Offices) (Zip Code)

86-29-8727-1818
(Registrant’s Telephone Number, Including Area Code)

Former fiscal year ended May 31, 2009
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of March 30, 2010:  8,305,288

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CHINA PEDIATRIC PHARMACEUTICALS, INC

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Pediatric Pharmaceuticals Inc.

We have reviewed the accompanying consolidated balance sheets of China Pediatric Pharmaceuticals Inc. as of September 30, 2009 and 2008,  and the consolidated statements of operations for the nine months ended September 30, 2009 and 2008 and for the three months ended September 30,2009 and 2008 and consolidated statements of cash flows for the nine months then ended.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
March 25, 2010

CHINA PEDIATRIC PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER, 2009 AND DECEMBER 31, 2008

ASSETS	9/30/2009	12/31/2008
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$2,821,187	$813,252
Accounts receivable, net	3,908,552	3,286,863
Other receivable	8,649	41,578
Due from related parties	6,684	-
Inventory	1,711,196	543,879
Prepaid expenses	3,336,038	2,935,404
Total Current Assets	11,792,306	7,620,976

Property & equipment, net	819,466	900,857
Goodwill	612,745	612,745
Intangible Assets	1,939,942	2,189,375
Total Assets	$15,164,459	$11,323,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$431,134	$451,182
Accrued expenses and other payables	2,381,301	1,490,671
Due to related party	121,686	-
Trade deposit received	6,308	5,936
Short-term bank loan	438,750
VAT tax payable	16,592	147,612
Income tax payable	155,021	213,228
Total Current Liabilities	3,550,792	2,308,629

Stockholders' Equity

Capital stock	$8,229	$8,229
Additional paid in capital	1,874,299	1,478,134
Statutory reserve	880,133	721,553
Other comprehensive income	328,368	313,429
Retained earnings	8,522,638	6,493,979
Total Stockholders' Equity	11,613,667	9,015,324
Total Liabilities and Stockholders' Equity	$15,164,459	$11,323,953

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales, net	$4,180,368	$3,654,066	$11,323,143	$10,238,589

Cost of sales	1,589,853	1,165,029	4,376,541	3,298,979

Gross profit	2,590,515	2,489,037	6,946,602	6,939,610

Selling, general and administrative expenses	1,823,807	2,209,522	4,326,371	5,253,803

Income from operations	766,708	279,515	2,630,231	1,685,807

Other Income (Expense)
Interest income	61	12,532	61	27,962
Other income	-	6	287	109
Interest expense	(10,525)		(10,525)	-
Other expense	(69)	(92)	(99)	(145)
Total other Income (Expense)	(10,533)	12,446	(10,276)	27,926

Income before income taxes	756,175	291,961	2,609,955	1,713,733

Provision for income taxes	154,734	5,315	422,716	276,477
Net income	$601,441	$286,646	$2,187,239	$1,437,256

Consolidated Statement of Comprehensive Income

Net income	$601,441	$286,646	$2,187,239	$1,437,256
Foreign currency translation adjustment	8,057	8,730	14,939	185,169
Comprehensive income	$609,498	$295,376	$2,202,178	$1,622,425

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,187,239	$1,437,256
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	81,391	83,393
Amortization of intangible assets	249,433	243,931
Bad debt expense	16,771	-
Provision for doubt other receivable	27,642
Stock-based compensation	396,152

(Increase) / decrease in assets:
Accounts receivables	(658,121)	248,167
Inventory	(1,165,437)	(400,075)
Prepaid expense	(393,383)	(564,055)
Other receivable	33,019	(25,404)
Due from (to) shareholders	114,947	57,392
Increase / (decrease) in current liabilities:
Accounts payable	(21,062)	102,929
Accrued expenses and other payables	886,604	(222,303)
Trade deposit received	357	-
VAT payable	(131,311)	(177,395)
Income taxes payable	(58,707)	2,228
Total Adjustments	(621,705)	(765,976)

Net cash provided/(used) by operating activities	1,565,534	671,280

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property, plant and equipment	-	(10,365)
Net cash used by investing activities	-	(10,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loans	438,526	-
Subscription received	13
Net cash used by financing activities	438,539	-

Effect of exchange rate changes on cash and cash equivalents	3,862	151,173

Net change in cash and cash equivalents	2,007,935	812,088
Cash and cash equivalents, beginning balance	813,252	542,150
Cash and cash equivalents, ending balance	$2,821,187	$1,354,238

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$213,429	$-
Interest payments	$10,525	$-

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Capital Stock Amount	Additional Paid-in Capital	Other Comprehensive Income	Statutory Reserves	Retained Earnings	Total Stockholders Equity
Balance December 31, 2008	$8,229	$1,478,134	$313,429	$721,553	$6,493,979	$9,015,324

Foreign currency translation adjustments			14,939			14,939

Recapitalization		396,165				396,165

Transferred to Statutory reserve				158,580	(158,580)	-

Income for the nine months ended September 30, 2009					2,187,239	2,187,239

Balance September 30, 2009	$8,229	1,874,299	$328,368	$880,133	$8,522,638	$11,613,667

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 1 – ORGANIZATION

China Pediatric Pharmaceuticals, Inc. was incorporated on April 20, 2005 in the state of Nevada. The Company was originally incorporated under the name Belford Enterprises, Inc. Asia-Pham holding Inc. (“Asia-Pham”) was incorporated in British Virgin Islands on June 20, 2008. China Children Pharmaceuticals Co., Ltd. (“China Children”), a wholly owned subsidiary of Asia-Pham Holding Inc. was formed on June 27, 2008 under the laws of Hong Kong. China Children formed Coova Children Pharmaceuticals Co., Ltd,)”Coova” or the “WOFE”) was formed on July 25, 2008. Coova is a wholly owned subsidiary of China Children Pharmaceuticals Co., Ltd.

On September 20, 2009, the Company acquired China Children in accordance with a Share Exchange Agreement. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding
Capital stock and ownership interest of China Children from Asia-Pham.

On August 4, 2008, Coova Children Pharmaceuticals Co., Ltd, entered into a Management Entrustment Agreement, with Shaanxi Jiali Pharmaceuticals Co., Ltd. (Jiali") and its shareholders (the “Transaction”). Shaanxi Jiali Pharmaceuticals Co., Ltd. is a corporation formed under the laws of the PRC. According to this Agreement, Coova acquired management control of Jiali whereby Coova is entitled to all of the net profits of Jiali, as a management fee, and is obligated to fund Jiali operations and pay all of the debts.

The contractual arrangements completed on August 4, 2008 provide that Coova has controlling interest in Jiali as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, which requires Coova to consolidate the financial statements of Jiali and ultimately consolidate with its parent company, China Children Pharmaceuticals Co., Ltd.

The Company, through its subsidiary, and exclusive contractual arrangement with Shaanxi Jiali Pharmaceuticals Co., Ltd., is engaged in the business of manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products for the Chinese marketplace as treatment for a variety of diseases and conditions.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation.  The Company has adopted the Consolidation Topic of the FASB Accounting Standards Codification (“ASC 810”) which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In determining Shaanxi Jiali Pharmaceutical Co. Ltd. is the VIE of Coova Children Pharmaceuticals Co., Ltd., the Company considered the following indicators, among others:

●
Coova has the full right to control and administrate the financial affairs and daily operation of Jiali and has the right to manage and control all assets of Jiali. The equity holders of Jiali as a group have no right to make any decision about Jiali’s activities without the consent of Coova.

●	Coova was assigned all voting rights of Jiali and has the right to appoint all directors and senior management personnel of Jiali. The equity holders of Jiali possess no substantive voting rights.

●	Coova was assigned all voting rights of Jiali and has the right to appoint all directors and senior management personnel of Jiali. The equity holders of Jiali possess no substantive voting rights.

●	Coova will provide financial support if Jiali requires additional funds to maintain its operations and to repay its debts.

●
Coova should be paid a management fee equal to Jiali’s earnings before taxes.  If there are no earnings before taxes and other cash expenses, then no fee shall be paid.  If Jiali sustains losses, they will be carried over to the next period and deducted from the next management fee.  Coova should assume all operation risks of Jiali and bear all losses of Jiali.  Therefore, Coova is the primary beneficiary of Jiali.

Translation Adjustment

As of September 30, 2009 and December 31, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency.  According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowances for doubtful accounts as of September 30, 2009 and December 31, 2008 were $16,767 and $ 0, respectively.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2009 and December 31, 2008, inventory consist of the following:

	2009	2008
Raw materials	$919,569	$406,666
Finished goods	791,627	301,199
Provision for obsolescence	-	(163,986)
Total	$1,711,196	$543,879

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	30 years
Plant and equipment	5-14 years
Transportation equipment	5-10 years
Office equipment	5-10 years

As of September 30, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	2009	2008
Buildings	$445,845	$445,845
Plant and equipment	859,665	859,665
Transportation equipment	5,609	5,609
Office equipment	40,354	40,354
Total	1,351,473	1,351,473

Accumulated depreciation	(532,007)	(450,616)
	$819,466	$900,857

Depreciation expense for the nine months ended September 30, 2009 and 2008 were $81,391 and $83,393, respectively.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.   In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of September 30, 2009 and December 31, 2008 are $ 612,745 and $ 612,745.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use rights will expire in 2056 and 2058. The proprietary technologies were contributed by four shareholders of the Company and relate to the production of the Company's five state approved drugs. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	September 30,	December 31,
	2009	2008

Land use right	$264,625	$264,625
Proprietary technologies	2,966,355	2,966,355
	3,230,980	3,230,980
Less: Accumulated amortization	(1,291,038)	(1,041,605)
	$1,939,942	$2,189,375

Amortization expense for the nine months ended September 30, 2009 and 2008 were $249,433 and $243,931, respectively.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated future amortization expenses related to intangible asset as of September 30, 2009 are as follows:

2010	332,648
2011	332,648
2012	332,648
2013	332,648
2014	332,648
Thereafter	$276,702

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the FASB Accounting Standards Codification (“ASC 825”)  requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification (“ASC 605”). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes.” FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company’s financial statements. SFAS No. 109 and FIN 48 were superseded by the Income Taxes Topic of the FASB Accounting Standards Codification (“ ASC 740”) in September 2009.

Statement of Cash Flows

In accordance with the Statement of Cash Flows Topic of the FASB Accounting Standards Codification (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

●
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures. FSP FAS No. 157-4 was superseded by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC 820”).

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS No. 115-2 and FAS No. 124-2 were superseded by the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification (“ASC 320”).

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Note 3 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees. As of September 30, 2009 and December 31, 2008, the other receivables were $8,649 and $41,578, respectively.

Note 4 – DUE FROM/TO RELATED PARTY

The Company has receivables due from a related party.  As of September 30, 2009 and December 31, 2008, due from related party were $ 6,684 and $ 0, respectively.  The Company also has payables due to a related party. As of September 30, 2009 and December 31, 2008, due to related party were $ 121,686 and $ 0, respectively.

Note 5 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Note 6 – INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.  The Company is a high tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year exemption for 2006 through 2007.  Starting from January 1, 2008, the EIT is at a discounted rate of 15%.

The following is a reconciliation of income tax expense:

9/30/2009	International	Total
Current	$422,716	$422,716
Deferred	-	-
Total	$422,716	$422,716

9/30/2008	International	Total
Current	$276,477	$276,477
Deferred	-
Total	$276,477	$276,477

Note 7 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through July 2009 that it pays for on an annual basis and accrues for throughout the year.   For the nine months ended September 30, 2009 and 2008, rent expense was $2,420 and $0, respectively.

Note 8 – STOCK OPTION AND COMPENSATION

On August 15, 2009, the Company signed Warrant Agreements with consultants, investor relationship service provider and referral. Pursuant to the Warrant Agreements, the Company will issue warrants grant to purchase 1,250,000 shares of common stock at $ 3.00 exercise price with piggy-back warrants to purchase 1,250,000 shares of common stock at $ 5.00 exercise price.  The warrants will be issuable at the closing of the merger.

Stock options--- The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model with the following assumptions: average risk-free interest rate – 1.61%; expected life –1--1.33 years; expected volatility – 105.1%; and expected dividends – nil.  The fair mark value of warrants, $396,152, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants).

Note 9 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 9 – STATUTORY RESERVE (CONTINUED)

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2009 and December 31, 2008, the Company had allocated $880,133 and $721,553, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of September 30, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$313,429	$313,429
Change for 2009	14,939	14,939
Balance at September 30, 2009	$328,368	$328,368

Note 11 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

Four customers accounted for more than 10% of accounts receivable at September 30, 2009, totaling 47%; at September 30, 2008, five customers were greater than 10% of accounts receivable, totaling 90%. Four vendors accounted for more than 10% of accounts payable at September 30, 2009, totaling 82%; at September 30, 2008, four vendors accounted for greater than 10%, totaling 58%.

Six customers accounted for 73% of sales for the nine months ended September 30, 2009 and six customers accounted for 100% of sales for the nine months ended September 30, 2008. Four vendors supplied 80% of purchases for the nine months ended September 30, 2009. Three vendors supplied 51% of purchases for the nine months ended September 30, 2008.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Except as otherwise indicated by the context, references in this Form 10-Q to “China Pediatric Pharmaceuticals,” “CPDU,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Pediatric Pharmaceuticals, Inc., a Nevada corporation and its consolidated subsidiaries, including Shaanxi Jiali Pharmaceutical Co., Ltd., (“Shaanxi Jiali”), our operating entity. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

●	the effect of political, economic, and market conditions and geopolitical events;
●	legislative and regulatory changes that affect our business;
●	the availability of funds and working capital;
●	the actions and initiatives of current and potential competitors;
●	investor sentiment; and
●	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Results of Operations

Our discussion and analysis of our financial condition and results of operations are based upon our reviewed consolidated financial statements as of the three months and nine months September 30, 2009 and September 30, 2008, which have been prepared in accordance with accounting principles generally accepted in the United States. Through various contractual arrangements completed on September 30, 2009 Coova Children Pharmaceuticals Co. Ltd. has

a controlling interest in China Children Pharmaceuticals and therefore we are required to consolidate the financial statements of Coova Children Pharmaceuticals Co. Ltd. and Shaanxi Jiali Pharmaceuticals, Co., Ltd.  and ultimately consolidate them with the financial statements of China Pediatric Pharmaceuticals. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined above in “Critical Accounting Policies.”

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Net Sales

	Three Months Ended September 30,				% of
	2009		2008		Change
"Xianzhi" Series	$384276	9%	$700701	19%	(45)%
"Cooer" Series	3243178	78%	1942164	53%	67%
"Qingsongling" Series	552914	13%	1011201	28%	(45)%
Total net sale	$4180368	100%	$3654066	100%	14%

We generated net sales of $4,180,368 for the three months ended September 30, 2009, an increase of $526,302 or 14%, compared to $3,654,066 for the three months ended September 30, 2008.  The increase in net sales is primarily attributable to the intensive promotion in 2008.

Cost of Sales

	Three Months Ended September 30,				% of
	2009		2008		Change
"Xianzhi" Series	$44,273	3%	$64,797	6%	(32)%
"Cooer" Series	1,285,553	81%	659,396	57%	95%
"Qingsongling" Series	260,027	16%	440,836	38%	(41)%
Total cost of sales	$1,589,853	100%	$1,165,029	100%	36%

Cost of sales of $1,589,853 for the three months ended September 30, 2009, an increase of $424,824 or 36%, compared to $1,165,029 for the three months ended September 30, 2008.  The increase in cost of sales is primarily attributable to the increase in product net sales.

Gross Profit

	Three Months Ended September 30,
	2009		2008
		gross profit		gross profit	% of
		Margin		Margin	Change
"Xianzhi" Series	$340,003	13%	$635,904	26%	(47)%
"Cooer" Series	1,957,625	76%	1,282,768	52%	53%
"Qingsongling" Series	292,886	11%	570,365	23%	(49)%
Total	$2,590,515	100%	$2,489,037	100%	4%

We achieved a gross profit of $2,590,515 for the three months ended September 30, 2009, an increase of $101,478 or 4%, compared to $2,489,037 for the three months ended September 30, 2008.  The increase in gross profit was primarily attributable to the increase in volume of sales.  Gross margin (gross profit as a percentage of revenue), 62% for the three months ended September 30, 2009, an decrease of 6%, compared to 68% for the three months ended September 30, 2008.  The decrease was primarily attributable to increase in average unit costs caused by the general increase in costs of raw materials in China in the year 2009 and increase in wages of workers due to statutory minimum wage increases.

Gross profit ratio slightly decreased compared with the same period in 2008 due to the cost of sales increase in the year 2009, however the sales price of finished goods remained constant.  The Company keeps the sales price of finished goods constant in order to maintain market share among competitors.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2009	2008
	% of total	% of total	% of
	net sales	net sales	Change
Selling, general and administrative expenses	$1,823,807%	$2,209,522%	17%

We incurred net operating expenses of $1,823,807 for the three months ended September 30, 2009, an decrease of $385,715 or 17%, compared to $2,209,522 for the three months ended September 30, 2008.  The decrease in our operating expenses is primarily attributable to the substantial amounts of advertisement and promotion incurred in the year 2008.

Provision for Income Taxes

	Three Months Ended September 30,
	2009	2008
Provision for income taxes	$154,734	$5,315
Effective tax rate	15%	15%

Income tax for the three months ended September 30, 2009 was $154,734, an increase of $149,419 from $5,315 for the comparable period in 2008. The effective tax rate was 15% for both of the three months ended September 30, 2009 and 2008.

The amount of Enterprise Income Tax payable is computed on the basis of the Company's taxable income and by applying the tax rate of 25%.  The Company enjoyed a reduced rate of 15% from the Enterprises Income Tax in 2008 and 209 because the Company qualified as a "High Technology Business" under PRC Income Tax Laws.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

Net Sales

	Nine Months Ended September 30,				% of
	2009		2008		change
"Xianzhi" Series	$1,460,527	13%	$1,682,968	16%	(13	) %
"Cooer" Series	7,923,754	70%	6,084,574	60%	30%
"Qingsongling" Series	1,938,862	17%	2,471,047	24%	(22	) %
Total net sales	$11,323,143	100%	$10,238,589	100%	11%

Total net sales for the nine months ended September 30, 2009 increased by $1,084,554 or approximately 11% compared to the same period of 2008.  This was mainly due to increases in sales of "Cooer" Series by approximately 30% in 2009 as a result of the intensive promotion in 2008.

Cost of Sales

	Nine Months Ended September 30,				% of
	2009		2008		change
"Xianzhi" Series	$345,422	8%	$277,691	9%	24%

"Cooer" Series	3,005,207	69%	1,993,840	60%	51%
"Qingsongling" Series	1,025,912	23%	1,027,448	31%	(1	) %
Total cost of sales	$4,376,541	100%	$3,298,979	100%	33%

Cost of sales was $4,376,541 for the nine months ended September 30, 2009, an increase of $3,298,979 or 32%, compared to $3,298,979 for the nine months ended September 30, 2008.  The increase in cost of sales is primarily attributable to the increase in product net sales.

Gross Profit

	Nine Months Ended September 30,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$1,115,105	76%	$1,405,277	84%	(21)%
"Cooer" Series	4,918,547	62%	4,090,734	67%	20%
"Qingsongling" Series	912,950	47%	1,443,599	58%	(37)%
Total	$6,946,602	61%	$6,939,610	68%	0%

We achieved a gross profit of $6,946,602 for the nine months ended September 30, 2009, an increase of $6,992 or 0.1%, compared to $6,939,610 for the nine months ended September 30, 2008.  The increase in gross profit was primarily attributable to the increase in volume of sales.  Gross margin (gross profit as a percentage of revenue), 61% for the nine months ended September 30, 2009, an decrease of 6%, compared to 68% for the nine months ended September 30, 2008.  The decrease was primarily attributable to an increase in average unit costs caused by the general increase in costs of raw materials in China in the year 2009 and an increase in wages of workers due to statutory minimum wage increases.

Selling, General And Administrative Expenses

	Nine Months Ended September 30,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$3,930,219	35%	$5,253,803	51%	(24)%

In 2009, the decrease in selling, general and administrative, expenses in absolute dollars of $1,323,584 and as a percentage of total net sales were mainly due to the decrease in promotional and advertising expenditures of around $0.8 million.  Other items contributing to the decrease in selling, general and administrative expenses for the year ended 2009 include a decrease in operating expenses like office supply, telecommunication expenses.  Under these circumstances, the selling, general and administrative expenses decreased 24% as compared to the same period in 2008.

Provision For Income Taxes

	Nine Months Ended September 30,
	2009	2008
Provision for income taxes	$422,716	$276,477
Effective tax rate	15%	15%

Income tax for the nine months ended September 30, 2009 was $422,716, an increase of $146,239 from $276,477 for the comparable period in 2008. The effective tax rate was 15% for both of the nine months ended September 30, 2009 and 2008.

The amount of Enterprises Income Tax payable is computed on the basis of the company's taxable income and by applying the tax rate of 25%.  The Company enjoyed a reduced rate of 15% from the Enterprises Income Tax in 2008 and 2009 because the Company is "High Technology Business" under PRC Income Tax Laws.

Liquidity and Capital Resources

As of September 30, 2009, we had $2,821,187 of cash and cash equivalents compared to $813,252 as of December 31, 2008.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Net cash generated by operating activities

Net cash generated in operating activities for the nine months ended September 30, 2009 was $1,565,534.  This was primarily due to the net income of $2,583,391, adjusted by non-cash related income including reversal of allowance for doubtful accounts of $63,767 and non-cash related expenses including depreciation and amortization of $330,824 and allowance for doubtful accounts of $108,180 offset by a net decrease in working capital items of $1,393,094. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenues during the nine months ended September 30, 2009 and the longer credit term provided to customers as part of sales promotion, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion, decrease in accounts payable, decrease in VAT and income tax payable. The net decrease in working capital items was partially offset by the increase in accrued expenses.

Net cash generated in operating activities for the nine months ended September 30, 2008, was $671,280. This was primarily due to the net income of $1,437,256, adjusted by non-cash related expenses including depreciation and amortization of $327,324, offset by a net decrease in working capital items of $1,093,300. The net decrease in working capital items was mainly due to increase in inventory, increase in prepayments to suppliers, a decrease in accrued expenses and decrease in VAT tax payable. The net decrease in working capital items was partially offset by increase in accounts receivable and the increase in accounts payable and income tax payable.

Net cash used in investing activities

There was no cash used in investing activities for the nine months ended September 30, 2009. Net cash used in investing activities for the nine months ended September 30, 2008 was $10,365. This was due to addition of properties, plant and equipment of $10,365.

Net cash generated in financing activities

Net cash generated in financing activities for the nine months ended September 30, 2009 was $438,539. This was due to the inception of new bank loans of $438,526 and subscription received of $13. There was no cash used in financing activities for the nine months ended September 30, 2008.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2009 and September 30, 2008, the Company had allocated $880,133 and $605,622, respectively, to these non-distributable reserve funds.

Contractual Commitments

As of September 30, 2009 and 2008, the Company had contractual obligations under operating lease rental of $1,392 and $13,978 respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note 2 to our consolidated financial statements for further discussion of our accounting policies.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-180 days	181-365 days	> 365 days
As of September 30, 2009	$3,908,552	$616,661	$1,658,190	$586,624	$464,196	$402,208	$180,673
As of September 30, 2008	$2,404,947	$-	$399,063	$125,464	$1,477,920	$389,305	$13,195
As of December 31, 2008	$3,286,863	$1,792,090	$1,308,980	$132,918	$-	$-	$52,875

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for each income statement periods presented.

	Nine Months Ended September 30,		Year Ended December 31,
	2009	2008	2008	2007
Days sales outstanding	93	63	79	72

Inventory

Management compares the cost of inventories with the market value.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions.

Property, plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to earnings as incurred, additions, renewals and betterments are capitalised. When property and equipment are retired or otherwise disposal of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss in included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets, especially for plant and equipment and transportation equipment, including determining how long existing equipment can function and when new technologies will be introduced at cost-effective price points to replace existing equipment. Changes in these estimates and assumptions could materially impact the financial position and results of operations.

Accounting for Stock-Based Compensation

The account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the first quarter of fiscal 2006.

We did not issue any stock options to employees during the year ended December 31, 2007, therefore pro forma disclosures are not required.

Accounting for Defined Benefit Pensions and Other Postretirement Plans

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The adoption of this new FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes." FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies."  FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company's financial statements.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.  The Company is a high technology business and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from January 1, 2008, the EIT is at a reduced rate of 15% to the Company.

Foreign Currency

Our functional currency is the U.S. dollar and our subsidiary and our operating company in China use their respective local currencies as their functional currencies, i.e. the Chinese Yuan Renminbi (CNY). An entity's functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity's functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity's financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

●
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures. FSP FAS No. 157-4 was superseded by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC 820”).

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS No. 115-2 and FAS No. 124-2 were superseded by the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification (“ASC 320”).

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.       CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, Jun Xia, and our Chief Financial Officer,

Minggang Xiao, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

To our knowledge, there is no material litigation pending or threatened against us.

ITEM 1A.    RISK FACTORS.

Not Applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a Share Exchange Agreement dated September 30, 2009, we issued 7,000,000 shares of our Common Stock to Asia-Pharm Holding, Inc. (“Asia-Pharm”) in exchange for 100% of the outstanding shares of China Children Pharmaceuticals, Inc., a wholly-owned subsidiary of Asia-Pharm. Such securities were not registered under the Securities Act of 1933.

Concurrent with the Share Exchange Agreement, on September 30, 2009, we issued to certain consultants two year warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $3.00 per share with three year piggyback warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $5.00 per share.

On October 2, 2009, we issued 76,600 shares of our common stock to employees of the Company as part of their 2009 compensation packages.

The issuance of the above-mentioned securities was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations of the holders which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the employees understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. All of the above-referenced persons were provided with access to our SEC filings.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       (REMOVED AND RESERVED).

None.

ITEM 5.       OTHER INFORMATION.

Not applicable.

ITEM 6.       EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: March 30, 2010	/s/ Jun Xia
Jun Xia
Chairman, Chief Executive Officer and President
(principal executive officer)

Dated: March 30, 2010	/s/ Minggang Xiao
Minggang Xiao
Chief Financial Officer
(principal financial officer and accounting officer )