Form 10-K
period 2009-12-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-03-31
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   000-52007

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-2718075
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

9th Floor, No. 29 Nanxin Street
Xi'an, Shaanxi Province
People’s Republic of China 710004
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 86-29-8727-1818

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☑ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2009 was approximately $903,000 (4,300,000 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.21 as quoted by Nasdaq OTC Bulletin Board on June 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 30, 2010, there are presently 8,680,288 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ii

iii

FORWARD LOOKING STATEMENTS

In this annual report, references to “China Pediatric Pharmaceuticals,” ”CPDU,” “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiaries and affiliated entities, “China Children,” “Xi’an Coova,” and “Shaanxi Jiali” refer to China Pediatric Pharmaceuticals, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.            Business.

Corporate History

                   China Pediatric Pharmaceuticals, Inc. was incorporated in the State of Nevada on April 20, 2005, under the name “Belford Enterprises B.C. Ltd.” and on August 15, 2005 changed its name to “Lid Hair Studios International, Inc.”  On October 9, 2009, the company’s name was changed to “China Pediatric Pharmaceuticals, Inc.”

The Company was originally established to pursue opportunities in the hair salon industry through its operating subsidiary Belford Enterprises B.C. Ltd. (d/b/a Lid Hair Studio) in Vancouver, British Columbia, Canada.  Prior to September 30, 2009, Belford Enterprises B.C. Ltd. acted as the operating company for all business activities relating to the company’s restaurant business(s) in Western Canada.

Through the steps described in the section entitled “the Merger Transaction” below, on September 30, 2009, the Company acquired control of Shaanxi Jiali Pharmaceutical Co., Ltd. (“Shaanxi Jiali”), a children’s pharmaceuticals manufacturer in China, by way of the Company’s acquisition of China Children Pharmaceutical, Inc., a company organized under the laws of Hong Kong (“China Children”).

In connection with the Merger Transaction and in order to more accurately describe our business, the Company undertook a number of steps to change its name from Lid Hair Studios International Inc. to China Pediatric Pharmaceuticals, Inc. (the “Name Change Transaction”). The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, China Pediatric Pharmaceuticals, Inc., with and into the Company, with the Company as the surviving corporation.  To effectuate the merger, the Company filed its Articles of Merger with the Nevada Secretary of State and the merger became effective on October 9, 2009.  A copy of the filed Articles of Merger is being filed under Exhibit 3.3.  The Company’s board of directors approved the merger which resulted in the name change on October 9, 2009.  In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required.  On the effective date of the merger, the Company’s name was changed to “China Pediatric Pharmaceuticals, Inc.” and the Company’s Articles of Incorporation were amended to reflect this name change.

Corporate History of Shaanxi Jiali
Shaanxi Jiali was incorporated in the PRC under the name Shaanxi Jiali Technologies Co, Ltd. on July 1, 1998.  In October 2000, Shaanxi Jiali Technologies changed its name to Shaanxi Jiali Pharmaceutical Co. Ltd.  Shaanxi Jiali is our operating company and is in the business of manufacturing, marketing and sales of pharmaceuticals in China with pediatric medicine as its focus.

Asia-Pharm Holding (“Asia-Pharm”) was incorporated in British Virgin Islands on June 20, 2008. As described below, on August 4, 2008, Asia-Pharm through its wholly owned subsidiary became the indirect holding company for Shaanxi Jiali.

China Children Pharmaceutical Co., Ltd. (“China Children”) was incorporated in Hong Kong on June 27, 2008. Prior to September 30, 2009, China Children was a wholly owned subsidiary of Asia-Pharm.

Xi-an Coova Children Pharmaceuticals Co., Ltd, (“Xi-an Coova”) is a “wholly owned foreign enterprise” incorporated in the PRC on July 25, 2008.  Xi’an Coova is a wholly owned subsidiary of China Children.

As described below, on August 4, 2008, Xi-an Coova and Shaanxi Jiali entered into an Agreement on Entrustment for Operation and Management with Xi’an Coova and the shareholders of Shaanxi Jiali (the “Management Entrustment Agreement”), pursuant to which China Children, through its ownership of Xi’an Coova obtained control over the operations and business of Shaanxi Jiali through Xi’an Coova. Pursuant to the Entrustment Management Agreement, China Children shall receive all net profits and assume all operational losses of Shaanxi Jiali through Xi’an Coova.

On August 4, 2008, Xi’an Coova entered into a Management Entrustment Agreement with Shaanxi Jiali and the shareholders of Shaanxi Jiali, pursuant to which Shaanxi Jiali and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi’an Coova. Under the agreement, Xi’an Coova manages the operations and assets of Shaanxi Jiali, controls all of the cash flows of Shaanxi Jiali through a bank account controlled by Xi’an Coova, is entitled to 100% of the pre-tax earnings of Shaanxi Jiali, a management fee, and is obligated to pay all payables and loan payments of Shaanxi Jiali. In addition, under the terms of the Management Entrustment Agreement, Xi’an Coova has been granted certain rights which include, in part, the right to appoint and terminate members of Shaanxi Jiali’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Shaanxi Jiali will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Xi’an Coova exercises its option. The agreement does not terminate unless the business of Shaanxi Jiali is terminated or Xi’an Coova exercises its option to acquire all of the assets or equity of Shaanxi Jiali under the terms of the Exclusive Option Agreement as more fully described below and completes the acquisition of Shaanxi Jiali.

In order to induce Shaanxi Jiali and its shareholders to enter into the Management Entrustment Agreement, Xi’an Coova, through its indirect parent company Asia-Pharm, issued an aggregate of 12,000,000 shares of Asia-Pharm’s common stock to the shareholders of Shaanxi Jiali, which was allocated based on their respective pro rata ownership of Shaanxi Jiali.

In order to give Xi’an Coova further control over Shaanxi Jiali, the Shaanxi Jiali shareholders and Xi’an Coova, entered into a Voting Proxy Agreement (the “Voting Proxy Agreement”) whereby the Shaanxi Jiali shareholders irrevocably and exclusively appointed the members of Xi’an Coova’s board of directors as their proxies to vote on all matters that require Shaanxi Jiali shareholder approval, including, without limitation, the right to appoint members of the board of directors of Shaanxi Jiali. The agreement further provides that Shaanxi Jiali will appoint all of the board of directors of  Xi’an Coova as its board of directors and shall remove and appoint new members to its board to correspond to any changes to the Xi’an Coova board. The agreement terminates upon the exercise of the option by Xi’an Coova to purchase the shares of Shaanxi Jiali, as described below.

In order to permit Shaanxi Jiali to become an indirectly wholly owned subsidiary of China Children when permitted under PRC law, Xi’an Coova, Shaanxi Jiali and the Shaanxi Jiali shareholders entered into an exclusive option agreement (the “Exclusive Option Agreement”) whereby the Shaanxi Jiali shareholders granted Xi’an Coova an irrevocable and exclusive purchase option (the “Option”) to acquire Shaanxi Jiali’s equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity’s assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration.  In considering whether or not Xi’an Coova will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of the Asia-Pharm shares that were previously paid to shareholders of Shaanxi Jiali, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The agreement may be terminated by agreement of all parties or by with 30 days notice and is governed by the laws of the PRC.

In order to further solidify China Children’s rights, benefits and control over Shaanxi Jiali through its ownership of  Xi’an Coova, Xi’an Coova and the Shaanxi Jiali shareholders entered into a share pledge agreement (the “Share Pledge Agreement”) whereby the Shaanxi Jiali shareholders pledged all of their equity interests in Shaanxi Jiali, including the proceeds thereof, to guarantee the performance by the shareholders of all of the agreements they entered into with Xi’an Coova. Upon breach by any of the shareholders of any of the Management Entrustment Agreement, Voting Proxy Agreement, the Exclusive Option Agreement or the Share Pledge Agreement, Xi’an Coova is entitled by operation of PRC law to become the beneficial owner of the shares of Shaanxi Jiali. Prior to termination of the Share Pledge Agreement, the pledged equity interests of Shaanxi Jiali cannot be transferred without Xi’an Coova’s prior written consent. The agreement will not terminate until agreed to by all of the parties in writing.

The Merger Transaction

On September 30, 2009, the Company entered into a Share Exchange Agreement with Eric Anderson and Asia-Pharm, pursuant to which the Company acquired all of the outstanding capital stock an ownership interest of China Children from Asia-Pharm.  In exchange for the equity interest in China Children, the Company issued 2,000,000 (post-split) shares of common stock to the shareholders of Asia-Pharm.

Immediately after the closing of the Share Exchange Agreement, the Company had a total of 8,305,288 shares of common stock outstanding, with all of the Asia-Pharm shareholders owning approximately 84.28 % of the Company’s outstanding common stock.  In addition, pursuant to an agreement dated September 30, 2009, Eric Anderson transferred 1,428571 shares of the Company’s common stock for cancellation and forgave his outstanding loan to the company in the amount of $86,173 in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio.

As a result of the above-mentioned merger transactions, (i) China Children became a wholly-owned subsidiary of the Company, (ii) the Company acquired the business of Shaanxi Jiali as its sole business, and (iii) Belford Enterprises B.C. Ltd. was spun off from the Company.

The following diagram sets forth the current corporate structure of China Pediatric Pharmaceuticals, Inc., giving effect to the Name Change Transaction consummated on October 9, 2009:

Subsidiaries

As a result of the Merger Transaction, China Children and Xi’an Coova are our wholly-owned subsidiaries. Shaanxi Jiali, the entity through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

Our Business

Our operations are headquartered in Xi’an, Shaanxi Province, China. Through our operating entity, Shaanxi Jiali, we are a profitable, mid-sized Chinese pharmaceutical company that identifies, discovers, develops manufactures and distributes both prescription and over-the counter drugs (including conventional   and Traditional Chinese Medicines (“TCMs”)) primarily for the treatment of some of the most common children’s ailments and diseases.  Approximately 72% of our products are intended for children’s use and approximately 28% of our products are intended for adult use.

Our operating company, Shaanxi Jiali, has its own manufacturing facility located in Baoji, Shaanxi Province. Our manufacturing facility was issued a Good Manufacturing Practices (“GMP”) certification by the State Food and Drug Administration (“SFDA”) in 2004.  The Chinese government agency, SFDA, is analogous to the Food and Drug Administration (“FDA”) in the United States. Unlike the FDA, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs.

Good Manufacturing Practices (“GMP”) is an internationally-recognized standard for pharmaceutical plant design and construction. GMP has been defined as “that part of quality assurance which ensures that products are consistently produced and controlled to the quality standards appropriate for their intended use and as required by the marketing authorization” (World Health Organization). GMP covers all aspects of the manufacturing process: defined manufacturing process; validated critical manufacturing steps; suitable premises, storage, transport; qualified and trained production and quality control personnel; adequate laboratory facilities; approved written procedures and instructions; records to show all steps of defined procedures taken; full traceability of a product through batch processing records and distribution records; and systems for recall and investigation of complaints.

We were awarded the National High-tech Enterprise Award by the Shaanxi Technology Administration in 2006.  As a result of receiving the National High-tech Award Shaanxi Jiali is entitled to the “Two exemption Three half” tax holiday based on the local government’s policy to encourage outside investment into the locality. According to PRC tax laws, “Two exemption Three half” policy means foreign investment enterprises including Shaanxi Jiali may enjoy an exemption from corporate income tax for 2 years starting from its first profitable year, followed by 3 years at a rate that is one half of the regular rate for corporate income tax.   The Company expects to enjoy for this benefit through fiscal year 2010.

We distribute our high value, branded medicines, both prescription and OTC, through exclusive territory agents who sell our products directly to local pharmacies who in turn sell them to their retail customers.

Principal Products

In the fiscal year ended December 31, 2009, our revenues were principally derived from sales of 26 products listed below, of which 7 products are Western medicines and 19 are ready-made Chinese traditional medicines. We have SFDA approval for all medicines that we market. Detailed information is provided in the table of products below.

            We currently have 26 products that are manufactured by both our in-house production facility and through OEM companies.  Of these products, 13 are produced in-house at our production plant:

Table of Products Manufactured by Shaanxi Jiali

Manufacturer	Brand Name &Product	Type: Prescription/ OTC Conventional OTC TCM	Primary Function
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Radix lsatidis Granule (5g)	OTC TCM	Treatment for inflammation and pain.
Shaanxi Jiali Pharmaceuticals	Qingsongling Radix lsatidis Granule (10g)	OTC TCM	Treatment for inflammation and pain.
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Da shanzha Granule	OTC TCM	Treatment for indigestion.
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleale Granule	OTC Conventional	Treatment for inflammation, pain and fever.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Erythromycin Estolate Granule	OTC Conventional	Treatment for indigestion.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Compound Danshen Tablet	OTC TCM	Treatment for heart and blood conditions.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Ganmao Tuire Granule	OTC TCM	Treatment for inflammatory and pain.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Qingrejiedu Tablet	OTC TCM	Treatment for respiratory tract inflammation.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Erythromycin Ethylsuccinate Tablets (0.125 g)	OTC Conventional	Treatment for indigestion.

Shaanxi Jiali Pharmaceuticals	Qingsongling Series Yuanhu Pain killer	OTC TCM	Treatment for pain.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Vitamin C Tablets (50mg)	OTC Conventional	Vitamin
Shaanxi Jiali Pharmaceuticals	Xianzhi Series Kechuanqing Tablet	Prescription	Treatment for bronchitis and asthma.
Shaanxi Jiali Pharmaceuticals	Qingsongling Series Paracetamol,Caffein,Atificial Cow-bezoar and chlorphenamine Maleate Capsules	OTC Conventional	Treatment for common colds.

The table below represents our 13 of our medicines that are produced by OEM companies.

Table of Products Manufactured by OEM Companies

Manufacturer	Brand Name &Product	Type: Prescription/ OTC Conventional OTC TCM	Primary Function
OEM: Hubei Kanger Jian Bioengineering Co. Ltd.	Cooer Jin 21 Multivitamin Chewing Tablets	OTC Conventional	Vitamin.
OEM: Hubei Kanger Jian Bioengineering Co. Ltd.	Cooer Lacidophilin Granules	OTC Conventional	Treatment for indigestion and diarrhea.
OEM Partner: Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaochaihu Granules	OTC TCM	Treatment for indigestion.
OEM Partner: Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaoer Expectorant Granules	OTC TCM	Treatment for coughs.
OEM: Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaoer Throat-cleaning Granules	OTC TCM	Treatment for throat pain.
OEM : Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaoer Cough-curing Syrup	OTC TCM	Treatment for coughs.
OEM: Xi’an KeLi Pharmaceuticals Co. Ltd.	Cooer Xiaoer Xishi Granule	OTC TCM	Treatment for indigestion and diarrhea.
OEM: Xi’an KeLi Pharmaceuticals Co. Ltd.	Cooer Xiaoer Kechuanling Granule	OTC TCM	Treatment for respiratory tract infection and coughs.
OEM: Xi’an KeLi Pharmaceuticals Co. Ltd.	Cooer I+1 Suit	OTC Conventional	Treatment for fever.
OEM : Fosham City Yichuang Biochemistry Science and Technology Co. Ltd.	Cooer Fever Release Paste	OTC TCM	Treatment for fever.
OEM: Jiyuan City, Taiji Medical Supplies Co. Ltd.	Cooer Paste for Pediatric Diarrhea	OTC TCM	Treatment for diarrhea.
OEM Partner: Jiyuan City, Taiji Medical Supplies Co. Ltd.	Cooer Paste for Pediatric Cough & Asthma	OTC TCM	Treatment for asthma and coughs.
OEM: Jiyuan City, Taiji Medical Supplies Co. Ltd.	Cooer Paste for Pediatric Cold	OTC TCM	Treatment for the common cold.

We currently market our products under three brands:

Cooers Brand Products
The Cooers Brand product line is focused on the pediatric medicine market. The product line includes both prescription and over–the-counter pharmaceutical products, including both conventional and traditional Chinese medicines.  The Cooers product line has 15 products that address numerous ailments including, but not limited, to pain relief, anti-inflammatory, anti-bacteria, infection, digestion, respiratory   tract infections, gangrene, diarrhea and fever, cold and cough remedies and vitamins.

Qingsongling Brand Products
The Qingsongling product line is focused on the adult market. This product line includes both prescription and over –the-counter pharmaceutical products including both conventional and traditional Chinese medicines.  The Qingsongling product line has 8 products for treatment of numerous ailments, including but not limited to, treatments for heart disease and angina, respiratory tract infection, influenza, gangrene, anti-inflammatory pain relief, cold and fever remedies and vitamins.

Zianzhi Brand Product
The Zianzhi product line is focused on the adult medicine market. Xianzhi series includes one product which is prescription medicine (TCM).  The Zianzhi product line has one product for treatment for chronic bronchitis and asthma.

Marketing and Sales

Shaanxi Jiali’s high value branded prescription and OTC medicines are distributed through the following distribution channels: Pharmaceutical   Manufacturer (the company) - Exclusive Agents - Pharmacies – Patients.

Shaanxi Jiali currently sells its products thru 15 exclusive territory agents in 7 provinces throughout China. The exclusive territory agents sell the company’s products directly to local pharmacies in their assigned territory. This method of distribution minimizes the company’s need to maintain a large direct sales force.

Exclusive Territory Agents

Shaanxi Jiali has entered into contracts with Exclusive Territory Agents for the sale and distribution of our products to local pharmacies in the agent’s respective exclusive territory.  In 2008, we signed six Exclusive Territory Agent contracts and as of September 30, 2009 we have increased our number of contracts to a total of fifteen. As the company expands into new markets and gains more access to additional capital, we expect to increase the number of contracts with Exclusive Territory Agents. Please see Exhibit 10.2.

Special Marketing Initiatives

Coors Brand Initiative. Shaanxi Jiali intends to further develop the series of products based on the Coors Brand and designed to target the pediatric medicine market. These products will continue be sold through exclusive territory agents who in turn distribute to local pharmacies in their assigned territories.

Regional Expansion Initiative. Shaanxi Jiali intends to further expand its distribution channels by increasing the number of exclusive territory agents. These additional exclusive territory agents will be contracted to distribute Shaanxi Jiali products to local pharmacies in several additional provinces or regions throughout China.

Status of Publicly Announced New Products

We expect that the following products in our development pipeline will generate growth in our revenue in the next few years. We expect to launch commercial production for products for which we recently received SFDA approval as soon as possible.

Development Status of Key Products in our Pipeline as of December 31, 2009:

Proposed Manufacturer	Name of Brand and Product name	Type: Prescription/ OTC Conventional/ OTC TCM	Primary Function	SFDA Status
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Fuxiening Granules	OTC TCM	Treatment for common cold symptoms	Application Submitted to SFDA waiting for approval
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Kechuanling Granule	OTC TCM	Treatment for common cold symptoms	Application Submitted to SFDA waiting for approval
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Kangganjiedu Granules	OTC TCM	Treatment for common cold symptoms	Application Submitted to SFDA waiting for approval

Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Digesting Tablet	OTC TCM	Treatment for common cold symptoms	Application Submitted to SFDA waiting for approval
Shaanxi Jiali Pharmaceuticals	Cooer Xiaoer Jianpibuxue Granules	OTC TCM	Treatment for common cold symptoms	Application Submitted to SFDA waiting for approval

During the year ended December 31, 2009, we spent approximately $4.96 million on marketing.  During the fiscal year ended December 31, 2008, we spent approximately $5.62 million on marketing.

Quality Control

Our production facilities are designed and maintained with a view towards conforming with good practice standards. To comply with GMP operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our Quality Control department is responsible for maintaining quality standards throughout the production process. Quality Control executes the following functions:

●	setting internal controls and regulations for semi-finished and finished products;
●	implementing sampling systems and sample files;
●	maintaining quality of equipment, instruments, reagents, test solutions, volumetric solutions, culture media and laboratory animals;
●	auditing production records to ensure delivery of quality products;
●	monitoring the number of dust particles and microbes in the clean areas;
●	evaluating stability of raw materials, semi-finished products and finished products in order to generate accurate statistics on storage duration and shelf life;
●	articulating the responsibilities of Quality Control staff; and
●	on-site evaluation of supplier quality control systems.

Competition

There are certain opportunities for growth through the following growth strategies:

Rapidly growing Chinese pharmaceutical market. With approximately one-fifth of the world’s population and a fast-growing gross domestic product, China represents a significant potential market for the pharmaceutical industry. We believe the significant expected growth of the pharmaceutical market in China is due to factors such as robust economic growth and increased pharmaceutical expenditure, aging population and increased lifestyle-related diseases, government support of the pharmaceutical industry, the relatively low research and development and clinical trial costs in China as compared to developed countries, as well as the increased availability of funding for medical insurance and industry consolidation in China.

Currently China has about 3,500 drug companies, falling from more than 5,000 in 2004, according to government figures. The number is expected to drop further. The domestic companies compete in the $10 billion market without a dominant leader. Most often cited adverse factors include a lack of protection of intellectual property rights, a lack of visibility for drug approval procedures, a lack of effective governmental incentives, poor corporate support for drug research and differences in the treatment in China accorded to local and foreign firms. The profile of the pharmaceutical industry in China remains very low. China accounts for approximately 20% of the world’s population but only 1.5% of the global drug market. As of 2008, China was the world's eighth largest drug market.

New Product Development. We will continue to evaluate and develop additional product candidates, both through our in-house research and development department and working with our research and development partners, to expand our pipeline where we perceive an unmet need and commercial potential. We will face the risk that in developing new products we may spend substantial sums of money and the new products developed may not effectively meet the perceived need or may not be successfully commercialized.

Focus on brand development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. The company intends to focus its brand development efforts on building the Cooers brand name with the intent on it becoming a leading pediatric medicine brand in China.

Marketing and Sales Function. We intend to grow our internal marketing and sales function and increase our relationships with other exclusive territory distributors to expand the distribution and presence of our pharmaceutical products. In expanding market share of our products, we intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network. In addition, our goal is to establish our products as a preferred choice for children’s medicines in local pharmacies. We hope to add other pharmaceutical products into this channel over the next few years. We may face risks in obtaining adequate quantities of raw materials at reasonable prices in order to meet increased demand for our products that result from any growth. In seeking additional employees, sales representatives, and exclusive territory agents, we will compete with many other established pharmaceutical manufacturers that may have greater resources than we do.

Low cost producer. Our continuing success in optimizing our manufacturing processes and minimizing our production costs provides us with a competitive advantage.

Government sponsored industry consolidation presents opportunities for acquisitions. China’s thousands of domestic companies account for 70 percent of the pharmaceutical market. Anticipating the effects of WTO entry and in an effort to compete with foreign firms, the Chinese government has decided to nurture its own large pharmaceutical companies, by encouraging the consolidation of its government-owned companies. To this end, the Chinese State Economic and Trade Commission (SETC) announced plans to consolidate the industry and support the development of 10 to 15 largest pharmaceutical firms. According to government statistics, China currently has about 3,500 drug companies, down from over 5,000 in 2004. The number is expected to drop further. As the industry undergoes further consolidation, China Pediatric will have the opportunity to grow by acquisition.

Customers

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2009 are as follows:

	Customer Name	% of Sales
1	Xi’an Zaolutang Kushidai	11.61%
2	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	10.90%
3	Hunan Jiuwang Pharmaceuticals Co., Ltd.	8.86%
4	Hangzhou Zhencheng Pharmaceuticals Co.,Ltd.	8.77%
5	Shandong Yaoshan Pharmaceuticals Co., Ltd	8.59%

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2008 are as follows:

	Customer Name	% of Sales
1	Zhengzhou Tianhe Pharmaceuticals Inc.	23.38%
2	Xi’an Zaolutang Kushidai Medicine Sales Department	21.22%
3	Hangzhou Zhencheng Pharmaceuticals Co., Ltd.	14.41%
4	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	14.37%
5	Hunan Jiuwang Pharmaceuticals Co., Ltd.	13.64%

Raw Materials and Principal Suppliers

The raw materials used to manufacture our products include various medicinal herbs, which we obtain from numerous qualified suppliers with national qualifications. We also enter into trading agreements for the supply of many of the materials used to manufacture and package our products. Shaanxi Jiali has written agreements with substantially all of its suppliers.

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2009 are as follows:

	Supplier	Type of Raw Material Purchased	%
1	Shaanxi Dayang Mark Co.,Ltd.	Packaging materials	13.14%
2	Xianyang Wenhui Printing Co., Ltd.	Packaging materials	12.17%
3	Baoji Meixian lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Materials of TCM	11.12%
4	Baoji Weixin Tangye Wholesale Shop	Sugar	10.20%
5	Shaanxi Aokesen Laboratory Co., Ltd	Supporting material	7.75%

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2008 are as follows:

	Supplier	Type of Raw Material Purchased	%
1	Shaanxi Aokesen Laboratory Co., Ltd	Supporting material	21
2	Baoji Weixin Tangye Wholesale Shop	Sugar	16
3	Baoji Meixian lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Materials of TCM	13
4	Baoji Chencang Qu JieLi Carton Factory	Packaging materials	11
5	Shaanxi Daxin Suye Co.Ltd	Packaging materials	10

Intellectual Property

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

Pursuant to certain PRC laws protecting TCMs, certain ready- made TCM products which have received SFDA approval are automatically afforded intellectual property rights. The administrative protection period covered by SFDA approval is 8 years, after which protection is automatically shifted in form from administrative protection to legal protection to TCM and will cover all dosage types of each product approved for a period of 20 years. The patents listed below have a protection period of 20 years (from 2005 to 2025). Once the SFDA protection period has expired, a company may apply for patent protection.

To a large extent, we rely on such protection regulation to protect our intellectual property rights with respect to such products.

Patents

Two types of medicine-related patents exist in PRC: the medicine production technique patent and medicine invention formula patent. In PRC, illegal infringements of production technique patents are widespread. A tiny modification to a filed medicine production technique might be construed as a new one and argued as not violating the patent laws.  Invention formula patents are as easily imitated as production technique patents. However, since only one SFDA production certificate can be issued on new branded medicine based on the major pharmaceutical ingredients used, a minor modification to the formula would not warrant a new SFDA production certificate. This means that, even if another manufacturer gets to know a patented formula, it won’t be able to produce it, in PRC, without the proper SFDA production certificate.

Shaanxi Jiali currently holds two patents: ZL03 1 08011.1 for the treatment of chronic bronchitis and ZL 03 1 08012.X and for the treatment of dermatosis.

Product Description	Patent No.	Published date	Expiration Date
A Chinese Traditional Medicine for the treatment of chronic bronchitis disease and the pharmacy	ZL03 1 08011.1	Sept. 14, 2005	Sept. 13, 2025
A Chinese Traditional Medicine for the treatment of dermatosis and gynecology disease and the pharmacy	ZL 03 1 08012.X	Sept. 14, 2005	Sept. 13, 2025

Trademarks

Shaanxi Jiali currently holds nine registered trade names for the following medicine names: Image, Sanseqi, Cooer, Tailaishi, Qingsongling, Beishiting, Zhiben, Xianzhi, Chugan, Yunlaitongjingbao and has filed trademark applications, the approvals of which are pending, for 3 other medicine names or general trademarks.

Brand Name	Certificate No.	Type of Products	Validity Period
Sanseqi	1795539	5	2002/6/28 to 2012/06/27
Cooer	3180187	5	2003/11/21to 2013/ 11/ 20
Tailaishi	3180186	5	2003/11/21 to 2013/11/20
Qingsongling	3180188	5	2003/11/21 to 2013/11/20
Beishiting	3241933	5	2004/01/07 to 2014/ 01/06
Zhiben	3389585	5	2004/07/21 to 2014/07/20
Xianzhi	3898392	5	2006/06/28 to 2016/06/27
Chugan	4203833	5	2009/02/28 to 2019/02/27
Yunlaitongjingbao	4506025	5	2008/07/07 to 2018/07/06

Research and Development

We develop new products in-house as well as through an arrangement with the Shaanxi Research Institution of Chinese Traditional Medicines, in Xi’an. We expect to continue to develop additional new drugs under this method.

Shaanxi Jiali’s in-house Research & Development department coordinates and supervises the contract based outsourced R&D processes. Shaanxi Jiali’s Research & Development had a staff of five during the years ended December 31, 2008 and 2009.

Shaanxi Jiali entered into a Medicine Research and Development Agreement with the Shaanxi Research Institute of Chinese Traditional Medicines on December 10, 2007.  Under the terms of the Medicine Research and Development Agreement the Shaanxi Research Institute of Chinese Traditional Medicines was contracted for the research and development and for the application of productional approval of five new “pediatric cold treatment medicines”: Cooer Xiaoer Fuxiening Granules; Cooer Xiaoer Kechuanling Granule; Cooer Xiaoer Kangganjiedu Granules; Cooer Xiaoer Digesting Table , and Cooer  Xiaoer Jianpibuxue Granules. Under the terms of the research and development agreement Shaanxi Jiali is committed to paying the    Shaanxi Research Institute of Chinese Traditional Medicines $293,000 for each of the five new products contracted for development. Under the terms of the research and development agreement Shaanxi Jiali owns the Intellectual Property rights for the five new pharmaceutical products developed by the Shaanxi Research Institute of Chinese Traditional Medicines.

We did not obtain any certificates or approvals of drug production for any new drug batches during the fiscal year ended December 31, 2009. However, we expect to develop additional new drugs in 2010. During the last two fiscal years ended December 31, 2009 and 2008, we spent $808,800 and $955,900, respectively, to purchase the exclusive rights to certain new products from several research institutes and for ongoing in-house research and development activitiesy.

Compliance with Government Regulations

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, of our products or product candidates are extensively regulated by governmental authorities in the PRC. Our sole sales market is presently in China. We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Additionally, we are subject to various regulations and permit systems by the Chinese government. These regulations and their impact on the business of Shaanxi Jiali Pharmaceutical are set forth in more detail below.

●
Drug Administration Law of the PRC was promulgated by the Standing Committee of National People’s Congress on February 28, 2001 and effective as of December 1, 2001, and its implemental rules were promulgated by the State Council on August 4, 2004 and effective as of September 15, 2002. According to Drug Administration Law of the PRC and its implemental rules, a pharmaceutical manufacturer is to obtain a Pharmaceutical Manufacturing Permit and the Drug Approval Number for each manufactured medicine from relevant SFDA’s provincial branch, which are valid for five years and are renewable upon application before expiration. Shaanxi Jiali Pharmaceuticals is required to file for these approvals for each of its medicines and renew them prior to expiration.

●
Administration Regulations for Drug Registration was promulgated by the SFDA on July 10, 2007, and was effective as of October 1, 2007. Administration Regulations for Drug Registration specifies the requirements and procedures of obtaining a Drug Approval Number for new drugs, including the requirements for clinical trial of new drugs, procedures of registering imported medicines and report and approval procedures of generic medicines. The Drug Approval Number is valid for five years and can be re-registered upon expiration. Shaanxi Jiali Pharmaceuticals is required to obtain a Drug Approval Number for each of its new drugs and reapply prior to the expiration date.

●
Good Manufacturing Practices (GMP) for Pharmaceutical Products, as revised in 1998 was promulgated by the SFDA on June 18, 1999 and became effective as of August 1, 1999, and the Authentication Regulations for Drug GMP was promulgated by the SFDA on September 7, 2005 and became effective on of October1, 2005. A pharmaceutical manufacturer must meet the GMP standards and obtain the GMP Certificate with a five-year validity period from SFDA. Before the GMP Certification expires, the pharmaceutical manufacturer must apply again and complete the relevant procedures, which may take about 120 working days, to obtain a new GMP Certificate. On October 24, 2007, the SFDA issued the new guideline for authentication standards of GMP, effective as of January 1, 2008. The new guideline may result in a rise of cost for a pharmaceutical manufacturer to meet the new standards so as to maintain the GMP qualification. If a pharmaceutical manufacturer fails to obtain or maintain GMP Certification and still carry on its production, it will be fined and the Pharmaceutical Manufacturing Permit may be revoked under serious circumstances. Shaanxi Jiali Pharmaceuticals holds one GMP certificate that expire August 3, 2011, July 1, 2012 and July 1, 2012 and is required to reapply prior to the expiration date and maintain its Pharmaceutical Manufacturing Permit.

●
Administration Regulations for Drug Call-back was promulgated by the SFDA on December 10, 2007 and effective on the same day. According to the Administration Regulations for Drug Call-back, the pharmaceutical manufacturer should establish a drug call-back system and collect information regarding the drug safety. If a manufacturer discovers any unreasonable danger of drug that threatens people’s safety and health, it should immediately stop the manufacturing and sale of such drug, notify the distributors and report to the branch of the SFDA. This regulation also stipulates the procedures of drug call-back and danger valuation standards established and maintain a drug call back system in conformance the regulations.

●
Administration Regulations for Drug Instructions and Labels was promulgated by the SFDA on March 15, 2006 and was effective as of June 1, 2006. According to Administration Regulations for Drug Instructions and Labels, the contents of instructions and labels of each drug must be approved by the SFDA, and the smallest packing unit of drug shall be attached with instructions. Shaanxi Jiali Pharmaceuticals received approval and maintains drug labeling in conformance with the regulations for its existing products and must do so for new products.

●
Supervision Administration Regulations for Drug Distribution was promulgated by the SFDA on January 31, 2007 and effective as of May 1, 2007. According to Supervision Administration Regulations for Drug Distribution, a pharmaceutical manufacturer can only sell drugs produced by itself, and it shall not sell drugs produced by other manufacturers or produced by itself but for commissioning manufacturing purpose. Shaanxi Jiali Pharmaceuticals does not resell any other pharmaceutical manufacturers drugs.

●
Regulations for Drug Advertisement Censoring was promulgated by the SFDA and State Administration for Industry and Commerce (the “SAIC”) on March 13, 2007 and effective as of May 1, 2007. Standards for Drug Advertisement Censoring and Publication promulgated by the SFDA and the SAIC on March 3, 2007 and effective as of May 1, 2007. According to Regulations for Drug Advertisement Censoring, a pharmaceutical manufacturer must obtain a Drug Advertisement Approval Number from the provincial branch of the SFDA which is valid period of one year if the drug advertisement describes the functions or benefits of a drug. However, if an over the counter drug advertisement in any media, or a prescription drug advertisement in professional medical magazine, only refers to the name of the drug, including the general name and commercial name, without any other addition promotional information, the advertisement does not need to be censored or approved. Shaanxi Jiali Pharmaceuticals obtained a Drug Advertisement Approval Number and reviews all of its over the counter and prescription drug advertisements so that it is in conformance with the regulations relating to advertising its products.

The application and approval procedure in China for a newly developed drug product has numerous steps. New drug applicants prepare the documentation of pharmacological study, toxicity study and pharmacokinetics and drug metabolism (PKDM) study and new drug samples. Documentation and samples are then submitted to provincial food and drug administration (“provincial FDA”). The provincial FDA sends its officials to the applicant to check the applicant’s research and development facilities and to arrange new drug examination committee meeting for approval deliberations. This process usually takes three months. After the documentation and samples are approved by the provincial FDA, the provincial FDA will submit the approved documentation and samples to SFDA. SFDA examines the documentation and tests the samples and arranges new drug examination committee meeting for approval deliberations. If the application is approved by SFDA, SFDA will issue a clinical trial license to the applicant for clinical trials. The clinical trial license approval typically takes one year. The applicant completes the clinical trial process and prepares documentation and files that are submitted to SFDA for new drug approval. The clinical trial process usually takes one year or two depending on the category and class of the new drug. SFDA examines the documentation and gives final approval for the new drug and issues the new drug license to the applicant. This process usually takes eight months. The whole process for new drug approval usually takes three to four years.

The SFDA and China Traditional Medicine Administration Bureau regulate the process for new drug approval and licensing in China, which can involve many layers of authority, lacks transparency, and presents one of the greatest obstacles for companies in introducing new drugs into the market. One of the preliminary aspects of the application process involves a review of the Chinese market’s need for a particular drug. If the SFDA determines that the market niche for a particular drug is saturated, the drug will not receive further consideration and the licensing application will be denied. According to industry analysts, eighty-five percent of the applications for new drugs licensing are determined by SFDA to be in saturated markets and thus are not considered for approval. Only fifteen percent of new-to-market drug applications are considered for approval by the SFDA.

Shaanxi Jiali’s receipt of the GMP certificate and approval by the SFDA of its prescription and OTC drugs represents a significant competitive advantage as these approvals present a significant barrier to entry by new companies. Any new products may not pass the clinical review and testing process which can negatively affect cash flow and income.

Environmental Laws

Shaanxi Jiali’s operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in China. Relevant laws and regulations include provisions governing air emissions, water discharges and the management and disposal of hazardous substances and wastes. The PRC regulatory authorities require pharmaceutical companies to carry out environmental impact studies before engaging in new construction projects to ensure that their production processes meet the required environmental standards.

Shaanxi Jiali maintains controls at its production facilities to facilitate compliance with environmental rules and regulations. Shaanxi Jiali is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has it been subject to any action made by any environmental administration authorities of the PRC. To management’s knowledge, Shaanxi Jiali’s operations meet or exceed the existing requirements of the PRC as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

During the last two years, Shaanxi Jiali spent $5,500 on environmental compliance.

Advertising Laws

The Advertisement Law of the People’s Republic of China and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements (tentative) from State Council provide guidelines for advertising prescription and OTC drugs and nutrients made by Shaanxi Jiali. The rules limit where advertisements may be place and govern the claims that may be made by the manufacturer.

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue. The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration. Approximately 40% of our revenues are derived from pharmaceutical products listed in the Insurance Catalogue so that purchasers can receive reimbursement on these products. Removal of a significant portion of these products from the Insurance Catalogue would adversely affect our total revenue.

Price Controls

The prices of approximately 1,500 pharmaceuticals are presently set by the PRC government. These constitute approximately 10% of all distributed drugs. The prices for the other 90%, or approximately 12,000 pharmaceuticals, are established by the market (by the companies themselves). Corporations typically establish these prices based on operating costs, and market supply and demand. The Supervision Department of the PRC government will intervene only if there is a significant fluctuation in prices or a monopoly develops in a particular drug. We have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly.

Employees

We have approximately 192 full-time, salaried employees who receive labor insurance. Our employee breakdown includes twenty-one in management and administration, seventy-nine in sales, marketing and distribution, ninety-six in production and quality control, and five in research and development. Our employees are not unionized nor represented by a labor group for purposes of collective bargaining. We have good employee relations with little turnover in staff.

Executive Offices

Our principal executive offices are located at 9th Floor, No. 29 Nanxin Street, Xi’an, Shaanxi Province, PRC 710004. Our telephone number is 86-29-8727-1818.

Item 1A.         Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related To Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Shaanxi Jiali commenced its current line of business operations on July 1, 1998 and received its Good Manufacturing Practices (“GMP”) certifications in November, 2004.  These certifications must be renewed every five years for Shaanxi Jiali to stay in business. We have applied for renewal of all of our necessary GMP certifications and expect to receive approval for these renewals in April 2010.  Notwithstanding the above, Shaanxi Jiali’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Shaanxi Jiali will maintain GMP approval for its products, maintain its profitability, or assure you that we will not incur net losses in the future. We expect that Shaanxi Jiali’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	raise adequate capital for expansion and operations;
●	implement our business model and strategy and adapt and modify them as needed;
●	increase awareness of our brand name, protect our reputation and develop customer loyalty;
●	manage our expanding operations and service offerings, including the integration of any future acquisitions;
●	maintain adequate control of our expenses;
●	anticipate and adapt to changing conditions in the medical over the counter, pharmaceutical and nutritional supplement markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The loss of Shaanxi Jiali as our operating business would have a material adverse effect on our business and the price of our common stock.

We have no equity ownership interest in Shaanxi Jiali. Our ability to control Shaanxi Jiali and consolidate its financial results is through a series of contractual agreements between Shaanxi Jiali and our wholly-owned subsidiary Xi’an Coova. The management of Shaanxi Jiali is an affiliate of us and of Xi’an Coova and the stockholders of Shaanxi Jiali are also our shareholders. Thus the Management Entrustment Agreement was not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Mr. Xia, our CEO and Chairman, holds approximately 35% of the shares of Shaanxi Jiali and approximately 31.45% of our common stock.  The Management Entrustment Agreement may be terminated upon the termination of the business of Shaanxi Jiali or upon the date upon which Xi’an Coova completes the acquisition of Shaanxi Jiali. Any other termination would be a breach of the agreement. While the Company has been advised by its PRC counsel that the Management Entrustment Agreement is legal and enforceable under PRC law, these affiliates control the parties to the Management Entrustment Agreement and it could be possible for them to cause Shaanxi Jiali to breach the Management Entrustment Agreement and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Shaanxi Jiali decides to breach the Management Entrustment Agreement, the risk of loss of the affiliated shareholders of Shaanxi Jiali could be lower than unaffiliated investors and the interests of the management and shareholders of Shaanxi Jiali would be in conflict with the interest of our other stockholders.

Shaanxi Jiali’s failure to compete effectively may adversely affect our ability to generate revenue.

Shaanxi Jiali competes with other companies, many of whom are developing or can be expected to develop products similar to Shaanxi Jiali. Shaanxi Jiali’s market is a large market with many competitors. Many of its competitors are more established than Shaanxi Jiali is, and have significantly greater financial, technical, marketing and other resources than it presently possess. Some of Shaanxi Jiali’s competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that Shaanxi Jiali will be able to compete effectively with current or future competitors or that the competitive pressures it faces will not harm it business.

We may not be able to effectively control and manage the growth of Shaanxi Jiali.

If Shaanxi Jiali’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect its operations and cause delay in production and delivery of its pharmaceutical prescription, over the counter and medical nutrient products as well as administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit Shaanxi Jiali’s ability to grow.

The continued growth of Shaanxi Jiali’s business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of these funding would be forwarded to Shaanxi Jiali and accounted for as a loan to Shaanxi Jiali and eliminated during consolidation. The proceeds would be used for general corporate purposes of Shaanxi Jiali, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of Shaanxi Jiali’s business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We, through our subsidiaries/affiliated companies China Pediatric, Xi’an Coova or Shaanxi Jiali, may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries/affiliated companies China Children, Xi’an Coova or Shaanxi Jiali, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Shaanxi Jiali, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time Shaanxi Jiali reviews investments in new businesses and we, through our subsidiaries/affiliated companies China Children, Xi’an Coova or Shaanxi Jiali, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Shaanxi Jiali and accounted for as a loan to Shaanxi Jiali and eliminated during consolidation. In the event of any future acquisitions, we could:

●	issue equity securities which would dilute current stockholders’ percentage ownership;
●	incur substantial debt;
●	assume contingent liabilities; or
●	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries/affiliated companies, China Children, Xi’an Coova, or Shaanxi Jiali, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products;
●	unanticipated costs associated with the acquisition or investment transaction;

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for "non-accelerated filers," as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement first applied to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007 and December 31, 2010 respectively. Our lack of familiarity with Section 404 may unduly divert management's time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Jun Xia, our Chief Executive Officer and Chairman of the Board, and Minggang Xiao, our Chief Financial Officer, perform key functions in the operation of our and Shaanxi Jiali’s business. There can be no assurance that Shaanxi Jiali will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. Shaanxi Jiali must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Xia for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Although we have entered into two-year employment agreements with Mr. Xia and we have no reason to believe that he will discontinue their services with the Company or Shaanxi Jiali, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We  may not be able to hire and retain qualified personnel to support its growth and if it is unable to retain or hire these personnel in the future, its ability to improve its products and implement its business objectives could be adversely affected.

Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2010 in order to accommodate its growth.

If we fail to increase our brand recognition, we may face difficulty in obtaining new customers and business partners.

We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we will incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition, would be materially adversely affected.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

●	the costs of pharmaceutical products and development;
●	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
●	capital expenditure for equipment;
●	marketing and promotional activities and other costs;
●	changes in our pricing policies, suppliers and competitors;
●	the ability of our suppliers to provide products in a timely manner to their customers;
●	changes in operating expenses;
●	increased competition in the pharmaceutical markets; and
●	other general economic and seasonal factors.

We face risks related to product liability claims.

We presently do not maintain product liability insurance. We face the risk of loss because of adverse publicity associated with product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. Although product liability lawsuits in the PRC are rare, and we have not, to date, experienced significant failure of our products, there is no guarantee that we will not face such liability in the future. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

We face marketing risks.

Newly developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside the PRC, we must develop and manufacture our products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earnings.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. Shaanxi Jiali has filed for trademark protection for the various names and brands of its products sold in the PRC. However, it is possible for its competitors to develop similar competitive products even thought it has taken steps to protect its intellectual property. If we fail to protect Shaanxi Jiali’s intellectual property adequately, competitors may manufacture and market products similar to Shaanxi Jiali. Presently, we sell our products mainly in PRC. To date, no trademark or patent filings have been made other than in PRC. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

Currently, the SFDA does not automatically stay drug registration approval upon initiation of an infringement lawsuit by a third party. At present, we must wait until a copycat manufacturer has received marketing approval from SFDA before we can bring an infringement lawsuit. Furthermore, Chinese courts have been hesitant to issue preliminary injunctions to suspend sales until a final judgment is issued in the lawsuit. Our sales could be lowered were a competitor to infringe our intellectual property rights by marketing one or more versions of SFDA-approved drugs proprietary to us, such as the Qiweiben capsule, until we can curtail such infringement through legal action. Pursuing infringement lawsuits would require us to devote financial and management resources that could impact the results of our operations.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we shall seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

We face risks relating to third parties that may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patents or proprietary rights. Any such litigation could:

●	require us to incur substantial expense, even if covered by insurance or are successful in the litigation;
●	require us to divert significant time and effort of our technical and management personnel;
●	result in the loss of our rights to develop or make certain products; and
●	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or increase our costs to market these products.

In addition, when seeking regulatory approval for some of our products, we may be required to certify to regulatory authorities, including the SFDA, that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

Our launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to us. If we are found to infringe a patent held by a third party and become subject to such damages, these damages could have a material adverse effect on the results of our operations and financial condition.

Shaanxi Jiali is currently entitled to a beneficial tax exemption for a five year period; however, such tax exemption may be interpreted to be not in compliance with PRC tax laws in the future causing us to set aside certain contingency funds for dealing with potential retrospective tax liabilities.

Shaanxi Jiali is entitled to enjoy the “Two exemption Three half” tax holiday based on the local government’s policy to encourage outside investment into the locality. According to PRC tax laws, “Two exemption Three half” policy means foreign investment enterprises including Shaanxi Jiali  may enjoy an exemption from corporate income tax for 2 years starting from its first profitable year, followed by 3 years at a rate that is one half of the regular rate for corporate income tax.

As to the tax treatment promised by local governments to purely domestic enterprises, i.e., Shaanxi Jiali, invested by non-local (but not foreign) investors under the so called preferential policy announced by local governments, our consultation with PRC certified public accountants and lawyers, is that the above policy is not compliant with the PRC laws. Even though such practice exists in many areas across the country, the policy faces the risk of being ruled illegal at any time for non-compliance with relevant laws. In this event, there is a risk that we might be assessed retrospective tax liabilities.

We face risks related to research and the ability to develop new drugs.

Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technology and platforms. As such, if we fail to make sufficient investments in research, be attentive to consumer needs or does not focus on the most advanced technology, our current and future products could be surpassed by more effective or advanced products of other companies.

We rely on a small number of important customers for a large portion of our sales.

In fiscal year 2009, Shaanxi Jiali made 11.61% of its sales to Xi’an Zaolutang Kushidai . In fiscal year 2009, sales to Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd. accounted for 10.90% of our sales.

If one or more of its major customers were to become unable or unwilling to continue purchasing its products on the scale of their recent purchases, our revenue and competitive position could be harmed.  This risk is somewhat mitigated by the strategic and cooperative agreements that we enter into with our customers.  Pursuant to these agreements, not only do we require a customer deposit (whose sum depends on the size of the territory agent’s distribution region) to incentivize compliance with the terms of the agreements, but should one or more of our major customers become unable or unwilling to continue purchasing our products within the scope of their recent purchases, the termination of the agreement must be approved in advance by Shaanxi Jiali.

Risk Related To the Pharmaceutical Industry

Our certificates, permits, and licenses related to our pharmaceutical operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

            Shaanxi Jiali is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Shaanxi Jiali has attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC.

In 1998, the SFDA introduced the Good Manufacturing Practice (GMP) Certificate in order to promote quality and safety of pharmaceutical production.  The Good Manufacturing Practices were revised in July and October, 2004.  We and our competitors are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, Shaanxi Jiali prepares documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years

Shaanxi Jiali initially obtained pharmaceutical products permits by submitting its manufacturing processes and product tests to the SFDA who verified that its production processes and products met the standards by onsite inspections, review of test results and a determination that the market was not saturated by its products. The production permits are permanent once issued as long as they are renewed by the expiration date.

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and each must be renewed before its expiration, if applicable. We manufacture and package our products at one factory in Baoji, Shaanxi Province, China. This facility is in compliance with Good Manufacturing Practice (GMP) standards and we got our GMP certificate dated November 3, 2004. (Certificate No. Shaan F0076 for Baoji Production Base). The certificates remain valid until November 2, 2009, respectively. If the GMP certificate expires without renewal, Shaanxi Jiali will not be able to continue medicine production, which will cause its operations to be terminated. Shaanxi Jiali applied for its renewed GMP certificate for its production facility before November 2, 2009 and has preliminarily received approval for the renewal. It expects to officially receive its renewed certificate in April 2010.

According to Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including Pharmaceutical Manufacturing Permit and Drug Approval Numbers, may be suspended or revoked prior to the expiration date under circumstances that include:

●	producing counterfeit medicine;
●	producing inferior quality products;
●	failing to meet the drug GMP standards;
●	purchasing medical ingredients used in the production of products sources that do not have Pharmaceutical Manufacturing Permit or Pharmaceutical Trade Permit;
●	fraudulent reporting of results or product samples in application process;
●	failing to meet drug labeling and direction standards;
●	bribing doctors or hospital personnel to entice them to use products,
●	producing pharmaceuticals for use or resale by companies that are not approved by the SFDA, or
●	the approved drug has a serious side effect.

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA in the PRC. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. If we do not receive timely approval for any of these drugs, then production will be delayed and sales of the products cannot be planned for.

Price control regulations may decrease our profitability.

The laws of the PRC provide for the government to fix and adjust prices. The prices of certain medicines we distribute, including those listed in the Chinese government's catalogue of medications that are reimbursable under the PRC’s social insurance program, or the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. The PRC establishes price levels for products based on market conditions, average industry cost, supply and demand and social responsibility. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

For the year ended December 31, 2009 and December 31, 2008, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medicines we produce are replaced by other medicines or are removed from the PRC's insurance catalogue in the future, our revenue may suffer.

Under PRC regulations, patients purchasing medicine listed by the PRC's state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicine listed in the Insurance Catalogue. Currently, our main prescription products are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the PRC Ministry of Labor and Social Security, and new medicine may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If the medicine we produce are replaced by other medicines or removed from the Insurance Catalogue in the future, our revenue may suffer.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The results of our operations may be significantly affected by the public's perception of our product and similar companies. This perception is dependent upon opinions concerning:

●	the safety and quality of our products and ingredients;
●	the safety and quality of similar products and ingredients distributed by other companies; and
●	our sales force.

Adverse publicity concerning any actual or purported failure to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse affect on our goodwill and could negatively affect our sales and ability to generate revenue.

In addition, our consumers' perception of the safety and quality of products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

If we fail to develop new products with high profit margins, and our high profit margin products are substituted by competitor's products, our gross and net profit margins will be adversely affected.

There is no assurance that we will be able to sustain our profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, the medical industry in the PRC is highly competitive and new products are constantly being introduced to the market. In order to increase our sales and expand our market share, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technology is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if ever at all. There is no assurance that our competitors' new products, technology, and processes will not render our existing products obsolete or non-competitive. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, our gross profit margins will be adversely affected.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial success of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon its relationship with the medical community, particularly products that are only available by medical prescription. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

We enjoy certain preferential tax concessions and loss of these preferential tax concessions will cause its tax liabilities to increase and its profitability to decline.

Shaanxi Jiali enjoys preferential tax concessions in the PRC as a high-tech enterprise because of the research and development methodologies it employs to develop new products. Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007 and had had an income tax rate of 15% since January 1, 2008 which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment will expire on December 31, 2010. There is no assurance that the preferential tax treatment in the PRC will remain unchanged and effective. Its tax liabilities will increase and its profits may accordingly decline if its reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available. Additionally, the PRC Enterprise Income Tax Law (the "EIT Law") was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, the PRC will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Shaanxi Jiali at this time. Further, any future increase in the enterprise income tax rate applicable to it or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises, would have a material adverse effect on its results of operations and financial condition.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s Communist Party. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking Shaanxi Jiali’sbusiness and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Medicine Management Law, governing the management of pharmaceutical companies, medicine production procedure, packaging, prices, Advertisement Law of the People’s Republic of China and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements from State Council, governing rules on advertising, Standardization of the Management on the Quality of Medicine Production issued by SFDA, providing standards for staff, plants, equipment, materials, environment, production management, products laws, and the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase its costs and also reduce demand for its products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website www.xe.com, as of December 31, 2009, $1 = 6.828 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Shaanxi Jiali’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Shaanxi Jiali’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,803,800 as opposed to RMB 6,828,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Shaanxi Jiali has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $124,487 as opposed to $146,456 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.5% appreciation of the Renminbi against the U.S. dollar as of December 31, 2009. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC state administration of foreign exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

It is unclear whether our PRC resident shareholders must make disclosure to SAFE. While our PRC counsel has advised us that only PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us.

In the event that the proper procedures are not followed under SAFE #75, Xi’an Coova could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of the PRC to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenue is derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC

Most of our directors and all of our officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of March 30, 2010, there were 8,680,288 shares of our common stock issued and outstanding. Our officers and directors own approximately 31.49% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet our officers’ and directors’ interests may differ from those of other stockholders. Furthermore, ownership of 31.49% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on the OTCBB.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “CPDU.OB.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares currently trade on the OTCBB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on AMEX or a national securities exchange;
(ii)
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Since our common stock is currently deemed a penny stock, it will be subject to penny stock regulations, which may reduce market liquidity of our common stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

For more information about penny stocks, contact the Office of Filings, Information and Consumer Services of the U.S. Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549, or by telephone at 1-800-732-0330.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.         Unresolved Staff Comments.

Not applicable.

Item 2.            Properties.

Headquarters and Administration Offices

Shaanxi Jiali leases approximately 2,200 sq feet of premium office space at the 9th Floor of the China Construction Bank Building, No. 29 Nanxin Street, Xi’an, Shaanxi, PRC, for the purposes of accommodating the Company’s executive and administration staff.  The annual lease expense is RMB 156,240, which equals approximately $22,900.

Production Plant

Shaanxi Jiali owns the land use rights to approximately 54,000 square feet of land in Shaanxi province. The location of our manufacturing facility, and 28,500 square feet building, is located at No. 48 Xibao Road, Weibin District, City of Baoji, Shaanxi Province, P.R.C.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. Our Baoji production base covers an area of 54,000 square meters with building area of 28,500 square meters. The land use rights for the Baoji production base expires on June 18, 2050.

Item 3.            Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.            (Removed and Reserved).

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, having $.001 par value per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CPDU". Prior to December 14, 2009, the Company traded under the symbol “LHSI.”

The range of high and low bid quotations by quarter from January 1, 2008 through December 31, 2009 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2009 to December 31, 2009	4.20	0.06
July 1, 2009 to September 30, 2009	0.06	0.06
April 1, 2009 to June 30, 2009	0.06	0.06
January 1, 2009 to March 31, 2009	0.06	0.06
October 1, 2008 to December 31, 2008	1.00	0.06
July 1, 2008 to September 30, 2008	1.01	1.00
April 1, 2008 to June 30, 2008	1.25	1.01
January 1, 2008 to March 31, 2008	2.50	1.25

As of March 30, 2010, we had approximately 419 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2009 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Other than the cancellation of 1,428,571 (post-split) shares of the Company’s common stock pursuant to an agreement dated September 30, 2009, between then-majority shareholder Eric Anderson in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio, no repurchases of common stock were made by or on behalf of the Company or any affiliated purchaser in the fourth quarter of 2009.

Item 6.            Selected Financial Data.

Not applicable.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2009, and 2008, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.    Please refer to Part II, Item 7 under “Liquidity and Capital Resources” and Part I, Item 1A under “Risk Factors” contained in this Report for additional discussion.  Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

 Comparison of the Year Ended December 31, 2009 and 2008

Net sales

	Years Ended December 31,				% of
	2009		2008		change
"Xianzhi" Series	$1,568,251	9%	$2,345,365	16%	(33	) %
"Cooer" Series	12,124,760	73%	7,710,927	53%	57%
"Qingsongling" Series	3,045,448	18%	4,612,587	31%	(34	) %
Total net sales	$16,738,459	100%	$14,668,879	100%	14%

Total net sales for the fiscal year ended December 31, 2009 increased by $2,069,580 or approximately 14% compared to the same period of 2008.  This was mainly due to increases in sales of "Cooer" Series by 57% in 2009, as a result of the intensive promotion in 2008.

Cost of sales

	Years Ended December 31,				% of
	2009		2008		change
"Xianzhi" Series	$188,920	3%	$218,620	4%	(14)%
"Cooer" Series	5,269,261	75%	2,675,101	53%	97%
"Qingsongling" Series	1,540,971	22%	2,189,831	43%	(30)%
Total cost of sales	$6,999,152	100%	$5,083,552	100%	38%

Compared to the fiscal year ended December 31, 2008, cost of sales increased $1,915,800 or approximately 38% in the year ended December 31, 2009.  This was primarily resulting from the increase in product net sales.  The increase in average unit costs was mainly caused by the general increase in costs of raw material in China in the year 2009 and increase in wages of workers due to statutory minimum wage increases.

Gross profit

	Years Ended December 31,
	2009		2008
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$1,379,330	88%	$2,126,745	91%	(35)%
"Cooer" Series	6,855,499	57%	5,035,825	65%	36%
"Qingsongling" Series	1,504,478	49%	2,422,757	53%	(38)%
Total	$9,739,307	58%	$9,585,327	65%	2%

Gross profit ratio decreased slightly compared with the same period in 2008 due to the increase in cost of sales in the year 2009, while the sales price for finished goods remained constant.  The Company keeps the sales price of finished goods constant in order to maintain market share among competitors.

Selling, general and administrative expenses

	Years Ended December 31,
	2009		2008
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$6,290,264	37%	$6,593,341	45%	(5)%

In 2009, selling, general and administrative expenses decreased  in absolute dollars by $303,077 or about 4% and as a percentage of total net sales by about 8% .  These decreases were primarily due to the decrease in promotional and advertising expenditures of approximately $1.2 million.  Other items contributing to the decrease in selling, general and administrative expenses for the year ended 2009 included a decrease in operating expenses like office supplies and telecommunication expenses.  Under this circumstance, the selling, general and administrative expenses decreased approximately 5%.

Provision for income taxes

	Years Ended December 31,
	2009	2008
Provision for income taxes	$616,693	$484,024
Effective tax rate	15%	15%

The amount of Enterprise Income Tax payable is computed on the basis of the taxable income and by applying the tax rate of 25%. The Company enjoyed a reduced rate of 15% from the Enterprises Income Tax in 2008 and 2009 because the Company qualifies as a "High Technology Business" under PRC Income Tax Laws.

In 2008, the income tax calculation was based on the Company's unaudited profit. But, the audited profit before tax was lower than the amount of tax charged based on unaudited figures so that the amount of tax overcharged was deducted to offset part of the 2009's income tax. However, the selling and administrative expenses for the year ended December 31, 2009 was decreased by approximately $0.3 million, therefore the assessable income was increased significantly.

Net income

As a result of the above, in the year ended December 31, 2009, the net income was $2,740,853 compared to a net income of $2,542,575 for the year ended December 31, 2008.

Liquidity and Capital Resources

Overview

As of December 31, 2009, we had cash and cash equivalents of approximately $0.9 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Net cash used in operating activities for the year ended December 31, 2009 was $364,616.  This was primarily due to the net income of $2,740,853, adjusted by non-cash related expenses including depreciation and amortization of $435,724 and stock based compensation cost of $396,152 offset by a net decrease in working capital items of $3,937,285. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenues during the years ended December 31, 2009 and the longer credit term provided to customers as part of sales promotion, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion, decrease in accounts payable, decrease in income tax payable. The net decrease in working capital items was partially offset by the increase in accrued expenses.

Net cash generated in operating activities for the year ended December 31, 2008, was $157,437. This was primarily due to the net income of $2,542,575, adjusted by non-cash related expenses including depreciation and amortization of $438,867, offset by a net decrease in working capital items of $2,789,178. The net decrease in working capital items was mainly due to increase in inventory, increase in prepayments to suppliers, a decrease in accrued expenses and decrease in VAT tax payable. The net decrease in working capital items was partially offset by increase in accounts receivable and the increase in accounts payable and income tax payable.

Net cash generated from investing activities for the year ended December 31, 2009 and 2008 was $16,107 and $23,865.

Net cash generated in financing activities for the years ended December 31, 2009 was $438,553. This was due to the inception of new bank loans of $438,540 and subscription received of $13. There was no cash used in financing activities for the year ended December 31, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements.

As of December 31, 2009 and 2008, the Company had contractual obligations of $1,524,812 and $663,999, respectively, as follows:

Within one year	Year Ended December 31,
	2009	2008
Advertisement expenses	1,524,016	656,532
Operating lease rental	796	7,467
	$1,524,812	$663,999

Short-Term Loans

As of December 31, 2009, the Company had short-term debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$438,776	0.85845% /Per month	June 25, 2010

The Company uses these loans for working capital purposes.  The loan is secured by the land use rights of Shaanxi Jiali's Baoji production base.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-180 days	181-365 days	> 365 days
As of December 31, 2009	$5,666,307	$2,320,203	$1,635,568	$956,329	$414,810	$336,691	$2,706
As of December 31, 2008	$3,286,863	$1,792,090	$1,308,980	$132,918	$-	$-	$52,875

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for each income statement periods presented.

	Year Ended December 31,
	2009	2008
Days sales outstanding	122	80

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.            Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

CHINA PEDIATRIC PHARMACEUTICALS, INC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm	F-1

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Pediatric Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of China Pediatric Pharmaceuticals, Inc. as of December 31, 2009, and the related consolidated statement of income, stockholders’ equity and comprehensive income, and cash flow for the year ended December 31, 2009.  China Pediatric Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pediatric Pharmaceuticals, Inc. as of December 31, 2009, and the consolidated results of its operation and its cash flow for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
March 30, 2010

CHINA PEDIATRIC PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND  2008

	12/31/2009 (Audited)	12/31/2008 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$905,874	$813,252
Accounts receivable, net	5,666,307	3,286,863
Other receivable	43,305	41,578
Inventory	886,082	543,879
Prepaid expenses	4,242,597	2,935,404
Total Current Assets	11,744,165	7,620,976

Property & equipment, net	797,790	900,857
Goodwill	612,745	612,745
Intangible Assets	1,856,718	2,189,375
Total Assets	$15,011,418	$11,323,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$254,097	$451,182
Accrued expenses and other payables	1,592,440	1,490,671
Trade deposit received	6,308	-
Short-term bank loan	438,776	5,936
VAT tax payable	321,521	147,612
Income tax payable	194,386	213,228
Total Current Liabilities	2,807,528	2,308,629

Stockholders' Equity

Common stock, $ 0.001 per value, 75,000,000 shares authorized, 8,305,171 and 8,228,571 shares issued and outstanding at December 31, 2009 and 2008	8,305	8,229
Additional paid in capital	2,135,883	1,478,134
Statutory reserve	810,540	721,553
Other comprehensive income	328,567	313,429
Retained earnings	8,920,595	6,493,979
Total Stockholders' Equity	12,203,890	9,015,324
Total Liabilities and Stockholders' Equity	$15,011,418	$11,323,953

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC. CONSOLIDATED STATEMENTS OF INCOME (AUDITED)

	Year Ended 12/31/2009	Year Ended 12/31/2008

Sales, net	$16,738,459	$14,668,8799
Cost of sales	6,999,152	5,083,552

Gross profit	9,739,307	9,585,327

Selling, general and administrative expense	6,515,641	6,544,265
Income from operations	3,223,666	3,041,062

Interest income	61	34,827
Interest expenses	(22,073)	-
Other income	2,609	113
Other expense	(71,967)	(208)
Total Other Income (Expense)	(91,370)	34,732

Income before income taxes	3,132,296	3,075,794

Provision for income taxes	616,693	484,024
Net income	$2,515,603	$2,591,770

Net income for common share
Earnings per share – Basic	$0.31	$0.31
Earnings per share – Diluted	$0.29	$0.31

Weighted average common shares outstanding
Basic	8,247,669	8,288,571
Diluted	8,583,034	8,288,571

Net income	2,531,663	2,591,770
Other comprehensive income (loss)	15,138	188,741
Comprehensive income (loss)	2,546,801	2,780,511

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC
 CONSOLDIATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Year Ended	Year Ended
	12/31/2009	12/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,515,603	$2,591,770
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	103,067	112,009
Amortization of intangible assets	332,657	326,858
Obsolescence reserve	-	161,440
Stock-based compensation	657,811	-
(Increase) / decrease in assets:
Accounts receivables	(2,369,996)	(628,589)
Inventory	(340,667)	(282,510)
Prepaid expense	(1,299,196)	(1,348,456)
Other receivable	(151,456)	(24,208)
Increase / (decrease) in current liabilities:
Accounts payable	(198,100)	11,184
Accrued expenses and other payables	98,010	(731,702)
Due to related party	-	(57,453)
Trade deposits received	-	-
Value-added tax payable	173,448	(98,808)
Income tax payable	(19,361)	209,919
Net cash provided by operating activities	(498,180)	241,454

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions fixed assets	-	(10,376)
Acquisitions of intangible assets	-	-
Net cash used by investing activities	-	(10,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	438,540	-
Capital contribution	13	-
Net cash provided by financing activities	438,553	-

Effect of exchange rate changes on cash and cash equivalents	152,249	40,024

Net change in cash and cash equivalents	92,622	271,102

Cash and cash equivalents, beginning balance	813,252	542,150
Cash and cash equivalents, ending balance	$905,874	$813,252

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$636,054	$274,106
Interest payments	$22,073	$-

The accompanying notes are an integral part of these financial statements.

CHINA CHILDREN PHARMACEUTICALS CO., LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AUDITED)

			Additional	Other			Total
	Capital Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2007	8,228,571	$8,229	$1,478,134	$124,688	$462,376	$4,161,386	$6,234,813
							-
Foreign currency translation adjustments				188,741			188,741

Transferred to Statutory reserve					259,177	(259,177)	-

Income for the year ended December 31, 2008						2,591,770	2,591,770

Balance December 31, 2008	8,228,571	$8,229	1,478,134	313,429	721,553	6,493,979	9,015,324

Foreign currency translation adjustments				15,138			15,138

Transferred to Statutory reserve					88,987	(88,987)	-

Stock-based compensation	76,600	76	16,011				16,087

Stock-based compensation - warrants			641,725				641,725

Recapitalization			13				13

Income for the year ended December 31, 2009						2,515,603	2,515,603

Balance December 31, 2009	8,305,171	$8,305	$2,135,883	$328,567	$810,540	$8,920,595	$12,203,890

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 1 – ORGANIZATION

China Pediatric Pharmaceuticals, Inc. was incorporated on April 20, 2005 in the state of Nevada. The Company was originally incorporated under the name Belford Enterprises, Inc. Asia-Pham holding Inc. (“Asia-Pham”) was incorporated in British Virgin Islands on June 20, 2008. China Children Pharmaceuticals Co., Ltd. (“China Children”), a wholly owned subsidiary of Asia-Pham Holding Inc. was formed on June 27, 2008 under the laws of Hong Kong. China Children formed Coova Children Pharmaceuticals Co., Ltd,)”Coova” or the “WOFE”) was formed on July 25, 2008. Cove is a wholly owned subsidiary of China Children Pharmaceuticals Co., Ltd.

On September 20, 2009, the Company acquired China Children in accordance with a Share Exchange Agreement. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding
Capital stock and ownership interest of China Children from Asia-Pham.

On August 4, 2008, Cove Children Pharmaceuticals Co., Ltd, entered into a Management Entrustment Agreement, with Shaanxi Jiali Pharmaceuticals Co., Ltd. (Jiali") and its shareholders (the “Transaction”). Shaanxi Jiali Pharmaceuticals Co., Ltd. is a corporation formed under the laws of the PRC. According to this Agreement, Cove acquired management control of Jiali whereby Cove is entitled to all of the net profits of Jiali, as a management fee, and is obligated to fund Jiali operations and pay all of the debts.

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
DECEMBER 31, 2009
(AUDITED)

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

Translation Adjustment

As of December 31, 2009 and 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency.  According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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
DECEMBER 31, 2009
(AUDITED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. These are no allowances for doubtful accounts as of December 31, 2009 and 2008.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2009 and 2008, inventories consist of the following:

	12/31/2009	12/31/2008
Raw materials	$1,162,963	$406,666
Finished goods	214,335	301,199
Provision for impairment loss on inventory	(491,216)	(163,986)
Total	$886,082	$543,879

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

Buildings	30 years
Plant and equipment	5-14 years
Transportation equipment	5-10 years
Office equipment	5-10 years

As of December 31, 2009 and 2008, Property, Plant & Equipment consist of the following:

	12/31/2009	12/31/2008
Buildings	$445,845	$445,845
Plant and equipment	859,665	859,665
Transportation equipment	5,609	5,609
Office equipment	40,354	40,354
Total	1,351,473	1,351,473
Accumulated depreciation	(553,683)	(450,616)
$797,790	$900,857

Depreciation expense for the years ended December 31, 2009 and 2008 were $103,067 and $112,009 respectively.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (AUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.   In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of December 31, 2009 and 2008 are $ 612,745 and $ 612,745.

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

Land use right	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	December 31,	December 31,
	2009	2008

Land use right	$264,625	$264,625
Proprietary technologies	2,966,355	2,966,355
	3,230,980	3,230,980
Less: Accumulated amortization	(1,374,262)	(1,041,605)
	$1,856,718	$2,189,375

Amortization expense for the years ended December 31, 2009 and 2008 were $332,657, and $326,858 respectively.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated future amortization expenses related to intangible asset as of December 31, 2009 are as follows:

2010	332,657
2011	332,657
2012	332,657
2013	332,657
2014	332,657
Thereafter	$193,433

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

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
DECEMBER 31, 2009
 (AUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
DECEMBER 31, 2009
 (AUDITED)

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
DECEMBER 31, 2009
 (AUDITED)

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
DECEMBER 31, 2009
 (AUDITED)

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

Note 3 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees. As of December 31, 2009 and 2008, other receivables were $ 43,305 and $41,578, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 – SHORT-TERM BANK LOAN

As of December 31, 2009, the Company had debt as follows:

	Amount	Interest rate	Due
Short tem bank loan	$438,776	0.85845% /Per month	June 25, 2010

The Company is using these loans for working capital purposes and secured by property right.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

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

The following is a reconciliation of income tax expense:
12/31/2009	International	Total
Current	$616,693	$616,693
Deferred	-	-
Total	$616,693	$616,693

12/31/2008	International	Total
Current	$484,024	$484,024
Deferred	-
Total	$484,024	$484,024

Note 7 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases that it pays for on an annual basis and accrues for throughout the year.  For the years ended December 31, 2009 and 2008, rent expenses were $ 795 and $25,515, respectively.

The Company is also committed to pay $ 1,523,196 for advertising thru October 2010.

Note 8 – COMMON STOCK, STOCK OPTION AND COMPENSATION

On October 2, 2009, the Company granted 76,600 shares common stock to employees, valued at $ 16,087.

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

Stock options--- The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate – 1.61%; expected life –1--1.33 years; expected volatility – 105.1%; and expected dividends – nil.  The fair mark value of warrants, $ 641,725, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants).

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2009 and 2008, the Company had allocated $ 810,540 and $721,553, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$313,429	$313,429
Change for 2009	15,138	15,138
Balance at December 31, 2009	$328,567	$328,567

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

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

Five customers accounted for more than 10% of accounts receivable at December 31, 2009 and 2008 totaling 61% and 91%, respectively; As of December 31, 2009 and 2008, three and five vendors were greater than 10% of accounts payable, totaling 63% and 68%, respectively.

Two and six customers accounted for 23% and 100% of sales for the year ended December 31, 2009 and 2008. Five vendors supplied 84% and 74% of purchases for the years ended December 31, 2009 and 2008, respectively.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

Please refer to the disclosure provided in "Item 9A(T) - Controls and Procedures" below.

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

For the fiscal year ended December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)   in Internal Control – Integrated Framework.   This evaluation was conducted by Jun Xia, our chief executive officer, and Minggang Xiao, our chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report issued by our registered independent accounting firm regarding our internal control over financial reporting. The management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

In connection with the Exchange Agreement, we appointed five new directors to our board and hired six new officers. Furthermore, concurrent with the closing of the Exchange Agreement, Mr. Eric Anderson, our former President, Treasurer, Secretary, and sole Director, resigned from these positions.

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of five directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

NAME	AGE	POSITION
Jun Xia	37	Chairman, Chief Executive Officer, and President
Minggang Xiao	28	Director, Chief Financial Officer
Wanxiang Li	68	Independent Director
Nanjing Lin	71	Independent Director
Xaioying Zhang	30	Independent Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Jun Xia, Chairman, Chief Executive Officer and President became our Chairman, Chief Executive Officer and President upon the closing of the Share Exchange transaction on September 30, 2009.  Mr. Xia founded Shaanxi Jiali on July 1, 1998.  Prior to founding Shaanxi Jiali, Mr. Xia founded Shaanxi Jiayi Broadcasting Co., Ltd in 1996 which provided advertising marketing promotion and brand management strategies to clients that included Volkswagon AG and major drink manufacture Wahaha. Mr. Xia is the Standing Director of Shaanxi Pharmaceuticals Association and Vice Chairman of Biomedical Branch of Shaanxi Scientific and Research Association of Chinese Traditional Medicines.  In 2001, Mr. Xia was named “Youngest Entrepreneur in Shaanxi Province” by Xi’an National Hi-Tech Industrial Development Zone.  Mr. Xia graduated from Economy Management School of Northwest University, in 1995.  Mr. Xia also attended the Fudan University in Shaanhai.

Minggang Xiao, Director & Chief Financial Officer became our director and Chief Financial Officer upon the closing of the Share Exchange transaction on September 30, 2009. Mr. Xiao has been with Shaanxi Jiali since 2006. Mr. Xiao manages the day-to-day operations of the Shaanxi Jiali’s Finance Department.   Prior to joining Shaanxi Jiali  Mr. Xiao was the Finance Manager at Shaanxi Xinchuang Management Co. Ltd. in Xi’an from 2005 to 2006. From 2004 to 2005, Mr. Xiao was an Accountant with Financial Bureau of Baoji City, Shaanxi. Mr. Xiao holds the professional designation of Accountant.    Mr. Xiao graduated from Xi’an Industrial University with a Bachelor’s degree in Accounting.

Wanxiang Li, Independent Director, became an Independent Director upon the closing of the Share Exchange transaction on September 30, 2009. Ms. Li has been a Professor of Accounting at the School of Finance and Economy at Xi’an Jiaotong University in Xi;an since 1984.  From 1969 to 1984, Ms. Li was an Accountant in the Finance Department of the Science and Technology Management Bureau of Government Shaanxi in Xi’an. Ms. Li holds the professional designation of Senior Accountant. Ms Li graduated from the Economy Management School of China Agricultural University in Xi’an with a Master’s Degree in Accounting.

Nanjing Lin, Independent Director, became an Independent Director upon the closing of the Share Exchange transaction on September 30, 2009. Mr. Lin has been Committee Chief of Government Consulting & Policies Management in Shaanxi province in Xi’an since 1993, after joining in 1986. From 1964 to 1986, Mr. Lin was Department Head, Finance, at Shayuan Farm of Agr-cultivation Bureau of Shaanxi province in Xi’an. Mr. Lin holds the professional designation of Senior Accountant.  Mr. Lin graduated from the Economy Management School of Shaanxi Finance and Economy University where he earned his Bachelor’s degree in Accounting.

Xiaoying Zhang, Independent Director became an Independent Director upon the closing of the Share Exchange transaction on September 30, 2009.  Ms. Zhang has been Accountant Supervisor with Shaanxi Deli Energy Science and Technology Co., Ltd. in Xi’an since 2007.  Prior to her employment with Shaanxia Deli Energy Ms. Zhang was employed as an Accountant with the Department of Finance of Xi’an Instrument Group Ltd. Co. in Xi’an from 2003 until 2007.  Ms. Zhang holds the professional designation of Accountant. Ms. Zhang graduated from the Xi’an International University with a Bachelor’s Degree in Accounting.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Corporate Governance and Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of China Pharmaceuticals:

●
Mr. Jun Xia has significant business management experience, entrepreneurial vision, and extensive knowledge of the pharmaceuticals industry and has served in various leadership positions in the Shaanxi pharmaceutical community since 2007.

●	Ms. Wanxiang Li processes an extensive knowledge of accounting principles, having served as both a practicing accountant and as a professor of accounting for each of 15 years, respectively.
●	Mr. Nanjing Lin is an “audit committee financial expert” with over 20 years of financial and accounting experience in the PRC.
●	Ms. Xiaoying Zhang has significant accounting experience and served as supervisor to the accounting operations of a PRC technology company since 2007.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee on September 30, 2009. The audit committee is comprised of the following three independent board members:

●	Nanjing Lin, Chair, Committee Chief of Government Consulting & Policies Management in Shaanxi province
●	Wanxiang Li, Member Professor of Accounting at the School of Finance and Economy at Xi’an Jiaotong University
●	Xiaoying Zhang, Member, Accountant Supervisor with Shaanxi Deli Energy Science and Technology Co., Ltd.

The Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  The audit committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

●	reviewing with our independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	discussing the annual audited financial statements with management and our independent auditors;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	such other matters that are specifically delegated to our audit committee by our board of directors from time to time;

●	meeting separately and periodically with management and our internal and independent auditors; and

●	reporting regularly to the full board of directors.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Nanjing Lin. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee.

Compensation Committee

Our board of directors established a compensation committee on September 30, 2009.

The compensation committee of the board of directors is comprised of the following three independent board members:

●	Wanxiang Li, Chair, Professor of Accounting at the School of Finance and Economy at Xi’an Jiaotong University
●	Nanjing Lin, Member, Committee Chief of Government Consulting & Policies Management in Shaanxi province
●	Xiaoying Zhang, Member, Accountant Supervisor with Shaanxi Deli Energy Science and Technology Co., Ltd.

Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  Members of the compensation committee are not prohibited from direct involvement in determining their own compensation.  Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.  The compensation committee is responsible for, among other things:

●	approving and overseeing the compensation package for our executive officers;

●	reviewing and making recommendations to the board with respect to the compensation of our directors;

●
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

●
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Our board of directors has adopted a written compensation committee charter.   The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Corporate Governance and Nominating Committee

Our board of directors established a corporate governance and nominating committee on September 30, 2009.

The Company’s corporate governance and nominating committee is comprised of the following three independent board members:

●	Wanxiang Li, Chair, Professor of Accounting at the School of Finance and Economy at Xi’an Jiaotong University
●	Nanjing Lin, Member, Committee Chief of Government Consulting & Policies Management in Shaanxi Province
●	Xiaoying Zhang, Member, Accountant Supervisor with Shaanxi Deli Energy Science and Technology Co., Ltd.

The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

●	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

●	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

●	identifying and recommending to the board the directors to serve as members of the board’s committees;

●
advising the board periodically with respect to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any corrective action to be taken; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Code of Ethics

On September 30, 2009, we adopted a code of ethics to apply to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees are expected to adhere and promote regarding individual and peer responsibilities, and responsibilities to other employees, the Company, the public and other stakeholders.

The board and its committees held the following number of meetings during the fiscal year of 2009:

Board of Directors	3
Audit Committee	0
Compensation Committee	0
Corporate Governance and Nominating Committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2009.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have four other directors, three of whom are independent. Nanjing Lin, the chairman of the Audit Committee, is our lead independent director. The Board has three standing committees, each of which is comprised solely of independent directors with a committee chair.  We believe that this leadership structure has served the Company well. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and demonstrates to our employees, suppliers, customers, shareholders and other stakeholders that China Pediatric Pharmaceuticals has clear leadership with a single person setting the tone and managing our operations. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	Reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to China Pediatric Pharmaceuticals, Inc., c/o Corporate Secretary, 9th Floor, No. 29 Nanxin Street, Xi'an, Shaanxi Province, People’s Republic of China 710004 or emailing to office@jialipharma.com.  At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except Minggang Xiao, who was late in filing a Form 4.

Item 11.          Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2009 and 2008 by each person who served as chief executive officer and chief financial officer during 2009.  No officer received compensation of $100,000 or more during 2008.

Long Term Compensation
		Annual Compensation							Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#) (#)	LTIP Payouts ($)	All Other Compensation ($)		Total
Eric Anderson, Former CEO and Director (1)	2009 2008	$ $	1,173 0	$ $	0 0	$ $	0 0		N/A N/A	N/A N/A	N/A N/A	N/A N/A		$ $	1,173 0
Jun Xia, Chairman and CEO(2)	2009 2008	$ $	10,553 8,824	$ $	0 0	$ $	0 0		N/A N/A	N/A N/A	N/A N/A	$ $	0 0	$ $	10,553 8,824
Minggang Xiao, CFO(2)	2009 2008	$ $	7,036 7,036	$ $	0 0	$ $	0 0	$ $	735 N/A	N/A N/A	N/A N/A	N/A N/A		$ $	7,036 7,771

(1)	Eric Anderson resigned as our Chairman, Chief Executive Officer, President and Chief Financial Officer on September 30, 2009.

(2)
These amounts represent compensation paid by Shaanxi Jiali. We executed employment agreements with our CEO and CFO as of September 30, 2009. The employment agreement for Jun Xia is for a term of three years.  The employment agreement for Minggang Xiao is for one year. The employment agreements will provide for annual salaries and annual bonuses in amounts not less than the amounts set forth in the table above.  Additionally, on October 2, 2009. Minggang Xiao received 3,500 shares of common stock (valued at $735 as additional compensation for his services as CFO.

Employment Agreements

On September 30, 2009, we entered into a two year Employment Agreement with Jun Xia to serve as our Chief Executive Officer. The Agreement provides for an annual salary of USD$10,553 and an annual bonus of up to 50% of the executive’s annual salary.

On September 30, 2009, we entered into a one year Employment Agreement with Minggang Xiao to serve as our Chief Financial Officer. The Agreement provides for an annual salary of USD$7,036 and an annual bonus of up to 50% of the executive’s annual salary.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Our compensation committee oversees the compensation of our named executive officers.

Compensation of Directors

As of the date of this report, our directors have received no compensation for their service on the board of directors. We plan to implement a compensation program for our independent directors, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises or options outstanding in fiscal year of 2009.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of March 30, 2010.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock
Owners of More than 5% of Class

Common Stock	Yangling Bodisen Biotech Development, Inc. (3) North part of Xinqiao Road,Yangling Agricultural High-tech Industries Demonstration Zone, Shaanxi 712100, P.R.C.	2,018,590	24.30%

Common Stock	IFG Investments Services, Inc. (4) Ram's Business Complex Stoney Grove, Box 822, Charlestown, Nevis Federation of St Kitts & Nevis	1,200,000	12.62%

Common Stock	China National Information Network Trust (5) 54 Veterans Boulevard Strafford, CT	800,000	8.79%

Directors and Executive Officers

Common Stock	Jun Xia (6) CEO and Chairman	2,730,000	31.45%

Common Stock	Minggang Xiao Chief Financial Officer	3,500	* %

Common Stock	Wanxiang Li Director No.119 South Cuihua Road , Xi’an City, Shaanxi Province	0	0%

Common Stock	Nanjing Lin Director Unit 1,Building17, Zhui hui Cheng Community, No.169 Ziwu Dadao,Chang'an District, Xi'an City, Shaanxi Province, 710062	0	0%

Common Stock	Xiaoying Zhang Director No. 17 Labor Road Lianhu District, Xi'an City, Shaanxi Province	0	0%

Common Stock

All Directors and Executive Officers as a Group (6 persons)		2,733,500	31.49%

*Represents less than 1% of the issued and outstanding shares of the Company’s common stock.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o China Pediatric Pharmaceuticals, Inc., 9th Floor, No. 29 Nanxin Street, Xi’an, Shaanxi Province P.R.C., 710004.

(2) Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on March 30, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 30, 2010 (8,680,288 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3) Bo Chen, the chief executive officer of Yangling Bodisen Biotech Development, Inc., has sole power to vote and dispose of the shares held by Yangling Bodisen Biotech Development, Inc.

(4) The shares deemed to be beneficially owned by IFG Investments Services, Inc. represent shares of common stock underlying a $3.00 warrant to purchase 600,000 shares of common stock and a $5.00 warrant to purchase 600,000 shares of common stock, each expiring September 30, 2012. Daniel MacMullin, the President and beneficial owner of IFG Investments Services, Inc., has sole power to vote and dispose of the shares held by IFG Investments Services, Inc.

(5) The shares deemed to be beneficially owned by China National Information Network Trust represent shares of common stock underlying a $3.00 warrant to purchase 400,000 shares of common stock and a $5.00 warrant to purchase 400,000 shares of common stock, each expiring September 30, 2012. Clare Donahue, the beneficial owner of China National Information Network Trust, has sole power to vote and dispose of the shares held by China National Information Network Trust.

(6) The shares deemed to be beneficially owned by Jun Xia, the Company’s chief executive officer, include 2,450,000 shares of common stock held by Mr. Xia and 280,000 shares of common stock held by Tianqiu Xia, Mr. Xia’s father.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

On September 30, 2009, the Company entered into a Share Exchange Agreement with Eric Anderson and Asia-Pharm, pursuant to which the Company acquired all of the outstanding capital stock an ownership interest of China Children from Asia-Pharm.  In exchange for the equity interest in China Children, the Company issued 7,000,000 (post-split) shares of common stock to the shareholders of Asia-Pharm.

Immediately after the closing of the Share Exchange Agreement, the Company had a total of 8,305,288 shares of common stock outstanding, with all of the Asia-Pharm shareholders owning approximately 84.28% of the Company’s outstanding common stock.  In addition, pursuant to an agreement dated September 30, 2009, Eric Anderson transferred 1,428,571(post-split) shares of the Company’s common stock for cancellation and forgave his outstanding loan to the company in the amount of $86,173 in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio.

Concurrent with the Share Exchange Agreement on September 30, 2009, we issued to certain consultants two year warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $3.00 per share with three year piggyback warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $5.00 per share (collectively, the “Warrants”). Specifically, we issued to IFG Investments Services, Inc. a $3.00 warrant to purchase 600,000 shares of common stock and a $5.00 warrant to purchase 600,000 shares of common stock as consideration for certain professional consulting services rendered, including merger/acquisition support, NASDAQ and/or Hong Kong listing support.  We issued to China National Information Network Trust a $3.00 warrant to purchase 400,000 shares of common stock and a $5.00 warrant to purchase 400,000 shares of common stock as consideration for certain investor relations services to be provided.  We also issued to Kang Xiulan a $3.00 warrant to purchase 250,000 shares of common stock and a $5.00 warrant to purchase 250,000 shares of common stock as consideration for certain “shell” company referral services rendered in connection with the Merger Transaction.

The exercise price and number of shares of Common Stock to be received upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends or our recapitalization. In the event of our liquidation, dissolution or winding up, the holders of the Warrants will not be entitled to participate in the distribution of our assets.  If the Company shall make any dividend or other distribution of assets to holders of its common stock (a “Distribution”), then the Exercise Price shall be reduced by multiplying such Exercise Price by a fraction of which (i) the numerator shall be the closing bid price of the shares of common stock on the trading day immediately preceding such record date minus the value of the Distribution applicable to one share of common stock, and (ii) the denominator shall be the closing bid price of the shares of common stock on the trading day immediately preceding such record date. Additionally, the number of shares underlying the Warrant shall be increased to a number of shares of common stock obtainable immediately prior to the close of business on the record date fixed for determining holders of shares entitled to receive the Distribution multiplied by the reciprocal of the fraction set forth above. Holders of the Warrants will have no voting, pre-emptive, subscription or other rights of shareholders in respect of the Warrants, nor shall the Holders be entitled to receive dividends.

Other than as disclosed above, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors and audit committee is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Wanxiang Li, Nanjing Lin, and Xiaoying Zhang, as that term is defined under the National Association of Securities Dealers Automated Quotation system.

Item 14.          Principal Accounting Fees and Services

Audit Fee

China Pediatric Pharmaceuticals incurred, in the aggregate, approximately $60,900 for professional services rendered by its registered independent public accounting firm for the audit of China Pediatric Pharmaceuticals’ annual financial statements for the year ended December 31, 2009, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during this fiscal year.

Audit-Related Fees

China Pediatric Pharmaceuticals incurred approximately $10328.94 in fees from its registered independent public accounting firm for audit-related services during the year ended December 31, 2009.

Tax Fees

China Pediatric Pharmaceuticals did not incur any fees from its registered independent public accounting firm in connection with any tax compliance or tax consulting services during the year ended December 31, 2009.

All Other Fees

China Pediatric Pharmaceuticals did not incur any fees from its registered independent public accounting firm for services rendered to China Pediatric Pharmaceuticals, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2009.

PART IV

Item 15.          Exhibits , Financial Statements Schedules

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement by and among Lid Hair Studios International, Inc., Eric Anderson, and Asia-Pharm Holdings, Inc. dated September 30, 2009
2.2 (2)	Share Exchange Agreement between Lid Hair Studios International, Inc. and Eric Anderson dated September 30, 2009
3.1 (2)	Charter and Articles of Incorporation of Lid Hair Studios International, Inc., a Nevada corporation. (April 2005)
3.2 (2)	Amended Articles of Incorporation of Lid Hair Studios International, Inc., a Nevada Corporation (August 2005)
3.3 (2)	Amended Articles – Name Change to China Pediatric Pharmaceuticals, Inc. a Nevada Corporation (October 2009) and Plan of Merger Agreement
10.1 (1)	Agreement with Exclusive Territory Agents - Sample Agreement
10.2 (1)	Medicine Research and Development Agreement – Sample Agreement
10.3 (1)	Form of Common Stock Purchase Warrant
10.4 (1)	Lease Agreement
10.5 (1)	Employment Agreement with Jun Xia, President and CEO
10.6 (1)	Employment Agreement with Minggang Xiao, CFO
10.7 (1)	Warrant Agreement – IFG Investments Services, Inc.
10.8 (1)	Warrant Agreement – China National Information Network Trust Amended October 8, 2009
10.9 (1)	Warrant Agreement – Kang Xiulan
10.10 (1)	Warrant Terms and Conditions General
10.11 (1)	Consulting Agreement - IFG Investment Services, Inc.
10.12 (1)	Investor Relations Agreement – China National Information Network Trust (f/k/a Donahue & Associates)
10.13 (1)	Referral Agreement - Kang Xiulan
10.14*
Agreement on Entrustment for Operation and Management, dated August 4, 2008, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd., the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd., and Xi’an Coova Children Pharmaceuticals Co., Ltd.

10.15*
Exclusive Option Agreement, dated August 4, 2008, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd., the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd., and Xi’an Coova Children Pharmaceuticals Co., Ltd.

10.16*	Agreement on Share Pledge, dated August 4, 2008, by and between the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.17*	Shareholders’ Voting Proxy Agreement, dated August 4, 2008, by and between the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.18*	Supplementary Agreement, dated August 4, 2008, by and between Asia-Pharm Holding, Inc., Weizhong Zhang. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 (1)	Patents
99.3 (1)	Trademarks

*Filed Herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2009.
(2)	Incorporated by reference to the exhibit to Amendment No. 1 to our Current Report on Form 8-K/A filed with the SEC on October 14, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2010
CHINA PEDIATRIC PHARMACEUTICALS, INC.

By:	/s/ Jun Xia
Jun Xia
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jun Xia	Chief Executive Officer and Director (principal executive officer)	March 31, 2010
Jun Xia

/s/ Minggang Xiao	Chief Financial Officer (principal financial and accounting officer)	March 31, 2010
Minggang Xiao

/s/ Wanxiang Li	Director	March 31, 2010
Wanxiang Li

/s/ Nanjing Lin	Director	March 31, 2010
Nanjing Lin

/s/ Xiaoying Zhang	Director	March 31, 2010
Xiaoying Zhang