Form 10-Q
period 2010-03-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-05-17
CIK 1354071

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 000-52007

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2718075
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

9th Floor, No. 29 Nanxin Street
Xi'an, Shaanxi Province
People’s Republic of China 710004
(Address of principal executive offices)

86-29-8727-1818
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,880,288 shares of common stock, $.001 par value, were outstanding as of May 17, 2010.

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Pediatric Pharmaceuticals, Inc.

We have reviewed the accompanying consolidated balance sheets of China Pediatric Pharmaceuticals Inc. as of March 31, 2010, and the consolidated statements of operations for the three months ended March 31, 2010 and 2009 and consolidated statements of cash flows for the three months then ended.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Pediatric Pharmaceuticals, Inc. as of December 31, 2009 and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statement of cash flows for the year then ended; and in our report dated March 30, 2010 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheets as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
May 13, 2010

CHINA PEDIATRIC PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS

Current Assets	3/31/2010 (Unaudited)	12/31/2009 (Audited)
Cash and cash equivalents	$2,392,333	$905,874
Accounts receivable	5,881,832	5,666,307
Other receivable	825,803	43,305
Inventory	1,644,595	886,082
Prepaid expenses	4,682,127	4,242,597
Total Current Assets	15,426,690	11,744,165

Property & equipment, net	776,185	797,790
Goodwill	612,745	612,745
Intangible Assets	1,773,495	1,856,718
Total Assets	$18,589,115	$15,011,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$529,732	$254,097
Accrued expenses and other payables	2,006,961	1,592,440
Trade deposit received	6,309	6,308
Short-term bank loan	438,847	438,776
VAT tax payable	2,303	321,521
Income tax payable	194,797	194,386
Total Current Liabilities	3,178,949	2,807,528

Stockholders' Equity

Common stock, $ 0.001 per value, 75,000,000 shares authorized, 8,680,171 and 8,305,171 shares issued and outstanding at March 31, 2010 and December 31, 2009	8,680	8,305
Additional paid in capital	3,875,742	2,135,883
Statutory reserve	810,540	810,540
Other comprehensive income	327,160	328,567
Retained earnings	10,388,044	8,920,595
Total Stockholders' Equity	15,410,166	12,203,890
Total Liabilities and Stockholders' Equity	$18,589, 115	$15,011,418

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC.
 CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	3/31/2010	3/31/2009
Sales, net	$6,708,892	$3,595,6500
Cost of sales	2,909,538	1,454,852

Gross profit	3,799,354	2,140,798

Selling, general and administrative expense	2,143,201	1,221,502
Income from operations	1,656,153	919,296

Other income	311	38
Other expense	(229)	(26)
Total Other Income (Expense)	82	12

Income before income taxes	1,656,235	919,308

Provision for income taxes	188,786	130,909
Net income	$1,467,449	$788,399

Net income for common share
Earnings per share – Basic	$0.17	$0.10
Earnings per share – Diluted	$0.17	$0.10

Weighted average common shares outstanding
Basic	8,551,004	8,228,571
Diluted	8,849,228	8,228,571

Net income	$1,467,449	$788,399
Other comprehensive income (loss)	(1,407)	6,803
Comprehensive income (loss)	1,466,042	795,202

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC
 CONSOLDIATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/2010	3/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,467,449	$788,399
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	104,828	111,784
Stock-based compensation	240,234	-
(Increase) / decrease in assets:
Accounts receivables	(214,615)	(825,410)
Inventory	(758,378)	224,759
Prepaid expense	(438,851)	(1,017)
Other receivable	(782,996)	4,407
Increase / (decrease) in current liabilities:
Accounts payable	275,597	26,030
Accrued expenses and other payables	1,911,954	262,393
Value-added tax payable	(319,273)	(42,748)
Income tax payable	380	(82,556)
Net cash provided by operating activities	1,486,329	466,041

Effect of exchange rate changes on cash and cash equivalents	130	1,091

Net change in cash and cash equivalents	1,486,459	467,132

Cash and cash equivalents, beginning balance	905,874	813,252
Cash and cash equivalents, ending balance	$2,392,333	$1,280,384

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$188,406	$213,465

The accompanying notes are an integral part of these financial statements.

CHINA CHILDREN PHARMACEUTICALS CO., LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional	Other			Total
	Capital Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2009	8,305,171	$8,305	$2,135,883	$328,567	$810,540	$8,920,595	$12,203,890

Foreign currency translation adjustments				(1,407)			(1,407)

Stock-based compensation			240,234				240,234

Issuance of common stock	375,000	375	1,499,625				1,500,000

Income for the three months ended March 31, 2010						1,467,449	1,467,449

Balance March 31, 2010	8,680,171	$8,680	3,875,742	327,160	810,540	10,388,044	15,410,166

Balance December 31, 2008	8,228,571	$8,229	$1,478,134	$313,429	$721,553	$6,493,979	$9,015,324

Foreign currency translation adjustments				15,138			15,138

Transferred to Statutory reserve					88,987	(88,987)

Stock-based compensation-warrants			641,725				641,725

Stock-based compensation	76,600	76	16,011				16,087

Recapitalization			13				13

Income for the year ended March 31, 2009						2,515,603	2,515,603

Balance December 31, 2009	8,305,171	$8,305	2,135,883	328,567	810,540	8,920,595	12,203,890

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 – ORGANIZATION

China Pediatric Pharmaceuticals, Inc. (“the Company”) was incorporated on April 20, 2005 in the state of Nevada. The Company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005. Asia-Pham holding Inc. (“Asia-Pharm”) was incorporated in British Virgin Islands on June 20, 2008. China Children Pharmaceuticals Co., Ltd. (“China Children”) a wholly owned subsidiary of Asia-Pharm Holdings Inc. was formed on June 27, 2008 under the laws of Hong Kong. Xi’an Coova Children Pharmaceuticals Co., Ltd. (“Xi’an Coova” or “ WOFE” )is a “wholly owned foreign enterprise” incorporated in the People’s Republic of China (“PRC”). Coova is a wholly owned subsidiary of China Children.

On September 30, 2009, the Company completed its merger with China Children, a Hong Kong based pharmaceutical manufacturer company in accordance with the share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Children (the legal acquiree) is considered the accounting acquirer for accounting purposes. Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of China Children. The assets, liabilities and historical operations prior to the share exchange transaction will be those of China Children. Subsequent to the date of the Share Exchange Transaction, China Children is deemed to be a continuation of the business of the Company. Therefore post exchange financial statements will include the combined balance sheet of the Company and China Children, the historical operations of China Children and the operations of the Company and China Children from the closing date of the Share Exchange Transaction forward.

On August 4, 2008, an Entrustment Management Agreement  was entered into between Xi’an Coova and Shaanxi Jiali Pharmaceuticals Co., Ltd. (“Shaanxi Jiali”) to which China Children exercises control over the operations and business of Shaanxi Jiali through Xi’an Coova. Pursuant to the Entrustment Management Agreement, China Children shall receive all net profits and assume all operational losses of Shaanxi Jiali through Xi’an Coova.

Xi’an Coova entered into a Management Entrustment Agreement with Shaanxi Jiali  and the shareholders of Shaanxi Jiali (the “Management Entrustment Agreement”), in which Shaanxi Jiali and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi’an Coova. Under the agreement, Xi’an Coova manages the operations and assets of Shaanxi Jiali , controls all of the cash flows of Shaanxi Jiali through a bank account controlled by Xi’an Coova, is entitled to 100% of earnings before tax of Shaanxi Jiali, a management fee, and is obligated to pay all payables and loan payments of Shaanxi Jiali. In addition, under the terms of the Management Entrustment Agreement, Xi’an Coova has been granted certain rights which include, in part, the right to appoint and terminate members of Shaanxi Jiali’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Shaanxi Jiali will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Xi’an Coova exercises its option. The agreement does not terminate unless the business of Shaanxi Jiali is terminated or Xi’an Coova exercises its option to acquire all of the assets or equity of Shaanxi Jiali under the terms of the Exclusive Option Agreement.

The contractual arrangements completed on August 4, 2008 provide that Xi’an Coova has controlling interest in Shaanxi Jiali as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, which requires Xi’an Coova to consolidate the financial statements of Shaanxi Jiali and ultimately consolidate with its parent company, China Children.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 – ORGANIZATION (CONTINUED)

The outstanding stock of the Company prior to the Share Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized. Details of the shares outstanding upon completion of the Merger are as follows:

Pre-Exchange Transaction Common Shares Outstanding:	9,300,000
Re-purchase of the Company’s shares:	(5,000,000)
Reverse stock split (7 pre-shares for 2 post-shares):	(3,071,429)
Issuance of the Company’s shares for all outstanding shares of China Children:	7,000,000
Post-Exchange Transaction Common Shares Outstanding:	8,228,571

The Company, through its subsidiary, and exclusive contractual arrangement with Shaanxi Jiali, is engaged in the business of manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products for the Chinese marketplace as treatment for a variety of diseases and conditions.

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

In determining Shaanxi Jiali is the VIE of Xi’an Coova, the Company considered the following indicators, among others:

●
Xi’an Coova has the full right to control and administrate the financial affairs and daily operation of Jiali and has the right to manage and control all assets of Jiali. The equity holders of  Shaanxi Jiali as a group have no right to make any decision about Shaanxi Jiali’s activities without the consent of Xi’an Coova.

●
Xi’an Coova was assigned all voting rights of Shaanxi Jiali and has the right to appoint all directors and senior management personnel of Shaanxi Jiali. The equity holders of Shaanxi Jiali possess no substantive voting rights.

●
Xi’an Coova was assigned all voting rights of Shaanxi Jiali and has the right to appoint all directors and senior management personnel of Shaanxi Jiali. The equity holders of  Shaanxi Jiali possess no substantive voting rights.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Xi’an Coova will provide financial support if Shaanxi Jiali requires additional funds to maintain its operations and to repay its debts.

●
Xi’an Coova should be paid a management fee equal to Shaanxi Jiali’s earnings before taxes.  If there are no earnings before taxes and other cash expenses, then no fee shall be paid.  If  Shaanxi Jiali sustains losses, they will be carried over to the next period and deducted from the next management fee. Xi’an  Coova should assume all operation risks of Shaanxi Jiali and bear all losses of Shaanxi Jiali.  Therefore, Xi’an Coova is the primary beneficiary of Shaanxi Jiali.

Translation Adjustment

As of March 31, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency.  According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. These are no allowances for doubtful accounts as of March 31, 2010 and December 31, 2009.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2010 and December 31, 2009, inventories consist of the following:

	3/31/2010	12/31/2009
Raw materials	$756,773	$1,162,963
Finished goods	887,822	214,335
Provision for impairment loss on inventory	-	(491,216)
Total	$1,644,595	$886,082

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Buildings	30 years
Plant and equipment	5-14 years
Transportation equipment	5-10 years
Office equipment	5-10 years

As of March 31, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	3/31/2010	12/31/2009
Buildings	$445,845	$445,845
Plant and equipment	859,665	859,665
Transportation equipment	5,609	5,609
Office equipment	40,354	40,354
Total	1,351,473	1,351,473
Accumulated depreciation	(575,288)	(553,683)
	$776,185	$797,790

Depreciation expense for the three months ended March 31, 2010 and  2009 were $21, 605 and $28,689,respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.   In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of March 31, 2010 and December 31, 2009 is $612,745.

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

Land use right	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:

	March 31,	December 31,
	2010	2009

Land use right	$264,625	$264,625
Proprietary technologies	2,966,355	2,966,355
	3,230,980	3,230,980
Less: Accumulated amortization	(1,457,485)	(1,374,262)
	$1,773,495	$1,856,718

Amortization expense for the three months ended March 31, 2010 and 2009  were $83,223 and $ 83,095, respectively.

The estimated future amortization expenses related to intangible asset as of March 31, 2010 are as follows:

2010	332, 892
2011	332, 892
2012	332, 892
2013	332, 892
2014	332, 892
Thereafter	$109,035

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note 3 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees. As of March 31, 2010 and December 31, 2009, other receivables were $825,803 and $43,305, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 – SHORT-TERM BANK LOAN

As of March 31, 2010, the Company had debt as follows:

	Amount	Interest rate	Due
Short tem bank loan	$438,847	0.85845% /Per month	June 25, 2010

The Company is using these loans for working capital purposes and secured by property right.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The following is a reconciliation of income tax expense:

3/31/2010	International	Total
Current	$188,786	$188,786
Deferred	-	-
Total	$188,786	$188,786

3/31/2009	International	Total
Current	$130,909	$130,909
Deferred	-
Total	$130,909	130,909

Note 7 – COMMITMENTS & CONTINGENCIES

The Company is committed to pay $ 1,083,753 for advertising through October 2010.

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

Stock options--- The option holder has no voting or dividend rights. The company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model with the following assumptions: average risk-free interest rate – 1.61%; expected life –1--1.33 years; expected volatility – 105.1%; and expected dividends – nil.  The fair mark value of warrants, $ 240,234, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants).

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

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 9 – STATUTORY RESERVE(CONTINUED)

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company had allocated $ 810,540 to these non-distributable reserve funds.

Note 10 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of March 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$328,567	$328,567
Change for 2010	(1,407)	(1,407)
Balance at March 31, 2010	$327,160	$327,160

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

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

Three and five customers accounted for more than 10% of accounts receivable at March 31, 2010 and December 31, 2009 totaling 32% and 61%, respectively; As of March 31, 2010 and December 31, 2009, three and five vendors were greater than 10% of accounts payable, totaling 73% and 63%, respectively.

Two and three customers accounted for 28% and 50% of sales for the three months ended March 31, 2010 and 2009. Three and four vendors supplied 92% and 85% of purchases for the three months ended March 31, 2010 and 2009, respectively.

Note 13 – SUBSEQUENT EVENT

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.       Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operation of the Company for the quarters ended March 31, 2010, and 2009, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarter Report.

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

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Pediatric,” “CPDU,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Shaanxi Jiali,” refer to China Pediatric Pharmaceuticals, Inc.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Net sales

	Quarters Ended March 31,				% of
	2010		2009		Change
"Xianzhi" Series	$12,840	0.19%	$400,915	11.15%	(97	) %
"Cooer" Series	5,685,198	84.74%	2,755,347	76.63%	106%
"Qingsongling" Series	27,960	0.42%	439,388	12.22%	(94	) %
Others	982,894	14.65%	-	-	-
Total net sales	$6,708,892	100%	$3,595,650	100%	87%

Total net sales for the quarters ended March 31, 2010 increased by $3,113,242 or approximately 87% compared to the same period of 2009.  This was mainly due to increases in sales of "Cooer" Series by 106% in 2010, as a result of the intensive promotion in the first quarter of 2010.

COST OF SALES

	Quarters Ended March 31,				% of
	2010		2009		change
"Xianzhi" Series	$1,415	0.05%	$101,549	6.98%	(99)%
"Cooer" Series	2,250,927	77.36%	1,041,093	71.56%	116%
"Qingsongling" Series	11,514	0.40%	312,210	21.46%	(96	) %
Others	645,682	22.19%	-	-		-
Total cost of sales	$2,909,538	100%	$1,454,852	100%	134%

Compared to the compable period in 2009, cost of sales increased $1,946,727 or 134% in the quarter ended March 31, 2010.  This primarily resulted from the increase in product net sales.  The increase in average unit costs was mainly caused by the general increase in costs of raw materials in China in the year 2009 and increase in wages of workers due to an increase in the statutory minimum wage.

GROSS PROFIT

	Quarters Ended March 31,
	2010		2009
		gross profit		gross profit	% of
		margin		Margin	change
"Xianzhi" Series	$11,425	89%	$299,366	14%	(96)%
"Cooer" Series	3,434,271	60%	1,714,254	80%	100%
"Qingsongling" Series	16,446	59%	127,178	6%	(87)%
Others	337,212	34%	-	-	-
Total	$3,799,354	56%	$2,140,798	60%	69%

As a result of GMP inspection, production was temporarily suspended during the period ended March 31, 2010, and the Company accrued a surplus of raw materials on hand for production.  The Company therefore sold all the excessive raw materials with a carrying value amounting to US$645,682 (i.e. at cost US$1,136,898 net of impairment brought forward US$491,216) included in “Others” back to suppliers for an aggregrate of US$982,894 (i.e. at a discount around 86% of the original cost of US$1,136,898).  Consequently, the overall gross profit ratio slightly decreased compared with the same period in 2009 during this period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Quarters Ended March 31,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$2,143,201	31%	$1,221,502	34%	75%

In 2010, increases in selling, general and administrative expenses in absolute dollars of $921,700 were mainly due to the increase in promotional and advertising expenditures of around $438,000.  Other items contributed to the increase in selling, general and administrative expenses for the quarter ended March 31, 2010 included increase in operating expenses in the nature of IPO expenses of around $187,000 and stock-based compensation costs of around $240,000.

PROVISION FOR INCOME TAXES

	Quarters Ended March 31,
	2010	2009
Provision for income taxes	$188,786	$130,909
Effective tax rate	15%	15%

The amount of Enterprise Income Tax payable is computed on the basis of the taxable income and by applying the tax rate of 25%. The Company enjoyed a reduced rate of 15% from the Enterprises Income Tax in 2010 and 2009 because the Company qualifies as a "High Technology Business" under PRC Income Tax Laws.

Increase in the amount of provision for income taxes for the quarter ended March 31, 2010 is mainly due to the increase in assessable income compared to the same period of 2009.

NET INCOME

As a result of the above, in the quarter ended March 31, 2010, the net income was $1,467,449 compared to the net income of $788,399 for the quarter ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF MARCH 31, 2010 AND 2009 AND FOR THE QUARTERS THEN ENDED

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of approximately $2.4 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Net cash used in operating activities for the three months ended March 31, 2010 was $1,486,329.  This was primarily due to the net income of $1,467,449, adjusted by non-cash related expenses including depreciation and amortization of $104,828 and stock based compensation cost of $240,234 offset by a net decrease in working capital items of $326,182. The net decrease in working capital items was mainly due to the increase in accounts receivable, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion, decrease in accounts payable. The net decrease in working capital items was partially offset by the increase in accrued expenses.

Net cash provided in operating activities for the three months ended March 31, 2009 was $466,041.  This was primarily due to the net income of $788,399, adjusted by non-cash related expenses including depreciation and amortization of $111,784, offset by a net decrease in working capital items of $434,142.  The net decrease in working capital items was mainly due to an increase in accounts receivable which was a result from the significant increase in revenues during the quarter ended March 31, 2009 a decrease in VAT and income tax payable.  The net decrease in working capital items was partially offset by the increase in accounts payable, accrued expenses and other payables, and decrease in inventories.

CONTRACTUAL OBLIGATIONS

As of March 31, 2010 and 2009, the Company had contractual obligations of $1,085,414 and $439,787 respectively as follows:

Within one year	Three Months Ended March 31,
	2010	2009
Advertisement expenses	1,085,414	438,238
Operating lease rental	-	1,612
	$1,085,414	$439,850

SHORT-TERM BANK LOAN

As of March 31, 2010, the Company had debt as follows:

	Amount	Interest rate	Due
Short tem bank loan	$438,847	0.85845% /Per month	June 25, 2010

The Company is using these loans for working capital purposes and the loan is secured by a property right held by Shaanxi Jiali.

Our anticipated needs for the future are negotiated in accordance with manufacturing and operation needs and market conditions of the upcoming year.

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

The following table sets out the aging of our accounts receivable for each of the two balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-180 days	181-365 days	> 365 days
As of March 31, 2010	$5,881,832	$2,740,933	$1,973,608	$1,064,704	$99,772	$-	$2,815
As of March 31, 2009	$4,116,520	$1,381,465	$1,277,780	$1,172,862	$249,439	$-	$34,974

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for each income statement periods presented.

	Three Months Ended March 31,
	2010	2009
Days sales outstanding	79	103

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

N/A.

Item 4.       Controls and Procedures.

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

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  The Company’s chief executive officer and chief financial officer also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

The Company’s management, with the participation of its CEO and CFO, performed an evaluation as to whether any change in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, the Company’s CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.    Risk Factors.

N/A.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: May 17, 2010	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer and Director (principal executive officer)

Dated: May 17, 2010	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer (principal financial and accounting officer)