Form 10-Q
period 2010-06-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-08-23
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

IEIQUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2010

ElTRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate

Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,180,288 shares of common stock, $.001 par value, were outstanding as of August 20, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010 (Unaudited)	12/31/2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,585,350	$905,874
Accounts receivable, net	6,430,750	5,666,307
Other receivable	1,436,579	43,305
Inventory	2,111,576	886,082
Prepaid expenses	2,938,561	2,487,493
Total Current Assets	19,502,816	9,989,061
Long-term prepaid expenses	1,762,477	1,755,104
Property & equipment, net	754,586	797,790
Goodwill	612,745	612,745
Intangible Assets	1,690,240	1,856,718
Total Assets	$24,322,864	$15,011,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$731,604	$254,097
Accrued expenses and other payables	2,530,321	1,592,440
Trade deposit received	6,335	6,308
Short-term bank loan	440,619	438,776
VAT tax payable	71,720	321,521
Income tax payable	261,761	194,386
Total Current Liabilities	4,042,360	2,807,528

Stockholders' Equity
Common stock, $ 0.001 per value, 75,000,000 share authorized,
10,180,171 and 8,305,171 shares issued and outstanding at June 30, 2010 and December 31, 2009	10,180	8,305
Additional paid in capital	7,117,146	2,135,883
Statutory reserve	810,540	810,540
Other comprehensive income	696,786	328,567
Retained earnings	11,645,852	8,920,595
Total Stockholders' Equity	20,280,504	12,203,890
Total Liabilities and Stockholders' Equity	$24,322,864	$15,011,418

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Sales, net	$6,508,769	$3,547,124	$13,217,661	$7,142,774
Cost of sales	2,599,693	1,331,835	5,509,231	2,786,687

Gross profit	3,909,076	2,215,289	7,708,430	4,356,087

Selling, general and administrative expense	2,384,925	1,172,882	4,528,127	2,394,384

Income from operations	1,524,151	1,042,407	3,180,303	1,961,703

Other income	514	250	825	288
Other expense	(12,063)	(108,185)	(12,292)	(108,211)
Total Other Income (Expense)	(11,549)	(107,935)	(11,467)	(107,923)

Income before income taxes	1,512,602	934,472	3,168,836	1,853,780

Provision for income taxes	254,793	137,072	443,579	267,981
Net income	$1,257,809	$797,400	$2,725,257	$1,585,799

Net income for common share
Earnings per share - Basis	$0.13	$0.10	$0.30	$0.19
Earnings per share - Diluted	$0.13	$0.10	$0.29	$0.19

Weighted average common shares outstanding
Basis	9,537,314	8,228,571	9,026,165	8,228,571
Diluted	9,965,432	8,228,571	9,323,477	8,228,571

Net income	$1,257,809	$797,400	$2,725,257	$1,585,799
Other comprehensive income (loss)	369,626	79	368,219	6,882
Comprehensive income (loss)	1,627,435	797,479	3,093,476	1,592,681

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
Current Assets	6/30/2010	6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,725,257	$1,585,799
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and Amortization	209,682	223,582
Stock-based compensation	483,138	-
Impairment loss on accounts and other receivables	-	108,180
(Increase) / decrease in assets:
Accounts receivables	(737,866)	(1,895,483)
Inventory	(1,217,041)	(214,104)
Prepaid expense	(438,851)	(444,397)
Other receivable	(1,388,227)	988
Increase / (decrease) in current liabilities:
Accounts payable	474,602	107,622
Accrued expenses and other payables	1,227,565	618,499
Trade deposit received	-	357
Value-added tax payable	(250,118)	(23)
Income tax payable	66,317	(76,521)
Net cash provided by operating activities	1,154,458	14,499

Net cash from financing activities
Proceeds from issuance of common stock	4,500,000	-

Effect of exchange rate changes on cash and cash equivalents	25,018	1,563

Net change in cash and cash equivalents	5,679,476	16,062

Cash and cash equivalents, beginning balance	905,874	813,252
Cash and cash equivalents, ending balance	$6,585,350	$829,314

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$377,262	$344,502

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Capital Stock		Additional Paid-in	Other Comprehensive	Statutory	Retained	Total Stockholders
	Shares Amount		Capital	Income	Reserves	Earnings	Equity
Balance December 31, 2009	8,305,171	$8,305	$2,135,883	$328,567	$810,540	$8,920,595	$12,203,890
Foreign currency translation adjustments				368,219			368,219
Stock-based compensation			483,138				483,138
Issuance of common stock	1,875,000	1,875	4,498,125				4,500,000
Income for the six months ended June 30, 2010						2,725,257	2,725,257
Balance June 30, 2010	10,180,171	$10,180	$7,117,146	$696,786	$810,540	$11,645,852	$20,280,504
Balance December 31, 2008	8,228,571	$8,229	$1,478,134	$313,429	$721,553	$6,493,979	$9,015,324
Foreign currency translation adjustments				15,138			15,138
Transferred to Statutory reserve					88,987	(88,987)	-
Stock-based compensation-warrants			641,725				641,725
Stock-based compensation	76,600	76	16,011				16,087
Recapitalization			13				13
Income for the year ended December 31, 2009						2,515,,603	2,515,603
Balance December 31, 2009	8,305,171	$8,305	$2,135,883	$328,567	$810,540	$8,920,595	$12,203,890

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 1 – ORGANIZATION

China Pediatric Pharmaceuticals, Inc. ("the Company") was incorporated on April 20, 2005 in the state of Nevada. The Company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2--5. Asia-Pharm Holding Inc. ("Asia-Pharm") was incorporated in British Virgin Islands on June 20, 2008. China Children Pharmaceuticals Co. Limited ("China Children") a wholly owned subsidiary of Asia-Pharm Holdings Inc. was formed on June 27, 2008 under the laws of Hong Kong. Xi'an Coova Children Pharmaceuticals Co., Ltd. ("Xi'an Coova" or "WOFE") is a "wholly owned foreign enterprise" incorporated in People's Republic of China ("PRC"). Xi'an Coova is a wholly owned subsidiary of China Children.

On September 30, 2009 the Company completed its merger with China Children, a Hong Kong based pharmaceutical manufacturer company in accordance with the Share Exchange Agreement. The Share Exchange Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Children (the legal acquiree) is considered the accounting acquirer for accounting purposes. Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of China Children. The assets, liabilities and historical operations prior to the share exchange transaction will be those of China Children. Subsequent to the date of Share Exchange Transaction, China Children is deemed to be a continuation of the business of the Company. Therefore post exchange financial statements will include the combined balance sheet of the Company and China Children, the historical operations of China Children and the operations of the Company and China Children from the closing date of the Share Exchange Transaction forward.

On August 4, 2008, an Entrustment Management Agreement was entered into between Xi'an Coova and Shaanxi Jiali Pharmaceuticals Co., Ltd. ("Shaanxi Jiali") to which China Children exercises control over the operations and business of Shaanxi Jiali through Xi'an Coova. Pursuant to the Entrustment Management Agreement, China Children shall receive all net profits and assume all operational losses of Shaanxi Jiali through Xi'an Coova.

Xi'an Coova entered into a Management Entrustment Agreement with Shaanxi Jiali and the shareholders of Shaanxi Jiali (the "Management Entrustment Agreement"), in which Shaanxi Jiali and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi'an Coova. Under the agreement, Xi'an Coova manages the operations and assets of Shaanxi Jiali, controls all of the cash flows of Shaanxi Jiali through a bank account controlled by Xi'an Coova, is entitled to 100% of earnings before tax of Shaanxi Jiali, a management fee, and is obligated to pay all payables and loan payments of Shaanxi Jiali. In addition, under the terms of the Management Entrustment Agreement, Xi'an Coova has been granted certain rights which include, in part, the right to appoint and terminate members of Shaanxi Jiali's Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Shaanxi Jiali will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Xi'an Coova exercises its option. The agreement does not terminate unless the business of Shaanxi Jiali is terminated or Xi'an Coova exercises its option to acquire all of the assets or equity of Shaanxi Jiali under the terms of the Exclusive Option Agreement.

The contractual arrangements completed on August 4, 2008 provide that Xi'an Coova has controlling interest in Shaanxi Jiali as defined by FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51, which requires Xi'an Coova to consolidate the financial statements of Shaanxi Jiali and ultimately consolidate with its parent company, China Children.

The outstanding stock of the Company prior to the Share Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized. Details of the shares outstanding upon completion of the Merger are as follows:

Pre-Exchange Transaction Common Shares Outstanding:	9,300,000
Re-purchase of the Company's shares:	(5,000,000)
Reverse stock split (7 pre-shares for 2 post-shares):	(3,071,429)
Issuance of the Company's shares for all outstanding shares of China Children:	7,000,000
Post-Exchange Transaction Common Shares Outstanding:	8,228,571

The Company, through its subsidiary, and exclusive contractual arrangement with Shaanxi Jiali, is engaged in the business of manufacturing and marketing over-the-counter ("OTC") and prescription pharmaceutical products for the Chinese marketplace as treatment for a variety of diseases and conditions.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

In determining Shaanxi Jiali is the VIE of Xi'an Coova, the Company considered the following indicators, among others:

•
Xi'an Coova has the full right to control and administrate the financial affairs and daily operation of Shaanxi Jiali and has the right to manage and control all assets of Shaanxi Jiali. The equity holders of Shaanxi Jiali as a group have no right to make any decision about Shaanxi Jiali’s activities without the consent of Xi'an Coova.

•
Xi'an Coova was assigned all voting rights of Shaanxi Jiali and has the right to appoint all directors and senior management personnel of Shaanxi Jiali. The equity holders of Shaanxi Jiali possess no substantive voting rights.

•	Xi'an Coova will provide financial support if Shaanxi Jiali requires additional funds to maintain its operations and to repay its debts.

•
Xi'an Coova should be paid a management fee equal to Shaanxi Jiali's earning before taxes. If there are no earnings before taxes and other cash expenses, then no fee shall be paid. If Shaanxi Jiali sustains losses, they will be carried over to the next period and deducted from the next management fee. Xi'an Coova should assume all operation risks of Shaanxi Jiali and bear all losses of Shaanxi Jiali. Therefore, Xi'an Coova is the primary beneficiary of Shaanxi Jiali.

Translation Adjustment

As of June 30, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Prepaid Expenses

Prepaid account is primarily comprised of two factors: advance payments suppliers for goods purchased, and advance payments to R&D organizations for new medicines to be developed and purchased.

In December 2007, the Company signed a Medicine Research and Development Agreement with Shaanxi Research Institution of Chinese Traditional Medicine (SRICTM). Pursuant to the terms of the agreement and Supplemental Agreement between the Company and SRICTM, SRICTM must successfully develop and obtain governmental approval for production of five new pediatric medicines, otherwise, the Company is entitled to a full refund of fees. Therefore, the costs paid in connection with these services were not classified as research and development costs, but rather as prepaid expenses. Such advance payments will not be expensed if we do not receive the desired results from  SRICTM.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A table of the outstanding prepaid expenses as of June 30, 2010, March 31, 2010, and December 31, 2009 are as follows:

	Payee	Nature	6/30/2010	3/31/2010	12/31/2009

Advance payment to R&D organization	Shaanxi Research Institution of Chinese Traditional Medicine	Advanced payment to Shaanxi Research Institution of Chinese Traditional Medicine for five new pediatric cold medicines	$1,762,477	$1,755,387	$1,755,104

Advance payment to suppliers	Suppliers	Advance payments to suppliers for goods purchased	2,938,561	2,926,740	2,487,493

Total			$4,701,038	4,682,127	$4,242,597

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  These are no allowances for doubtful accounts as of June 30, 2010 and December 31, 2009.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2010 and December 31, 2009, inventories consist of the following:

	6/30/2010	12/31/2009
Raw materials	$1,248,401	$1,163,589
Finished goods	863,175	214,450
Provision for obsolescence	-	(491,957)
Total	$2,111,576	$886,082

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:
	6/30/2010	12/31/2009
Buildings	$445,845	$445,845
Plant and equipment	859,665	859,665
Transportation equipment	5,609	5,609
Office equipment	40,354	40,354
Total	1,351,473	1,351,473
Accumulated depreciation	(596,887)	(553,683)
	$754,586	$797,790

Depreciation expense for the three months ended June 30, 2010 and 2009 were $21,599 and $28,622, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 were $43,204 and $57,311, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Goodwill as of June 30, 2010 and December 31, 2009 is $612,745.

Intangible Assets

The Company has four proprietary technologies: propriety technology for antioxidant technique, proprietary technology for “liren” capsule, patent-Chinese medicine and production method for skin and gyhecology disease and patent: Chinese medicine and production method for tracheitis. Propriety technology for antioxidant technique was contributed by a shareholder in exchange for shares of the Company’s common stock. Proprietary technology for “liren” capsule was purchased from third party at the price agreed by the Company and the third party. Two patents were purchase from the shareholders at the prices determined by an independent appraiser. These proprietary technologies were acquired for the future use of the Company. We capitalized them as intangible assets as acquired.

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

Land use right 50 years
Proprietary technologies 10 years

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:
	June 30	December 31,
	2010	2009
Land use right	$264,625	$264,625
Proprietary technologies	2,966,355	2,966,355
Total	3,230,980	3,230,980
Less: Accumulated amortization	(1,540,740)	(1,374,262)
	$1,690,240	$1,856,718

Amortization expense for the three months ended June 30, 2010 and 2009 were $83,255 and $83,176, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 were $166,478 and $166,271, respectively. The estimated future amortization expenses related to intangible asset as of June 30, 2010 are as follows:

2010	332,892
2011	333,018
2012	333,018
2013	333,018
2014	333,018
Thereafter	$25,276

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned. They are classified as a reduction of revenue according to ASC 605-55-64. The Company paid rebates to customers for the three months ended June 30, 2010 and 2009 were $761,526 and $415,014 respectively. The Company paid rebates to customers for the six months ended June 30, 2010 and 2009 were $1,343,541 and $835,558 respectively.

Income Taxes

The Company utilizes the Income Taxes Topic of the FASB Accounting Standards Codification (“ASC 740”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In September 2009, the FASB issued Income Taxes Topic of the FASB Accounting Standards Codification (“ASC 740”). ASC 740 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”.

Statement of Cash Flows

In accordance with the Statement of Cash Flows Topic of the FASB Accounting Standards Codification (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the statement of financial position.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note 3 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees. As of June 30, 2010 and December 31, 2009, other receivables were $1,436,579 and $43,305, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 –SHORT-TERM BANK LOAN

As of June 30, 2010, the Company had debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$440,619	0.85845% /per month	June 25, 2010

The Company is using these loans for working capital purposes and secured by property right.

Note 6 –INCOME TAXES

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

The following is a reconciliation of income tax expense:

For the six months ended June 30, 2010	International	Total
Current	$443,579	$443,579
Deferred	-	-
Total	$443,579	$443,579

For the six months ended June 30, 2009	International	Total
Current	$267,981	$267,981
Deferred	-	-
Total	$267,981	$267,981

Note 7 – COMMITMENTS & CONTINGENCIES

The Company is committed to pay $649,179, for advertising through November 2010.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK, STOCK OPTION AND COMPENSATION

On October 2, 2009, the Company granted 76,600 shares common stock to employees, valued at $16,087.

On August 15, 2009, the Company signed Warrant Agreements with consultants, investor relationship service provider and referral. Pursuant to the Warrant Agreements, the Company will issue warrants grant to purchase 1,250,000 shares of common stock at $3.00 exercise price with piggy-back warrants to purchase 1,250,000 shares of common stock at $5.00 exercise price. The warrants will be issuable at the closing of the merger.

On February 11, 2010, the Company closed a private placement issued 375,000 shares common stock at $4 per share to several investors for total cash consideration of $1,500,000.

On April 29, 2010, the Company issued 1,200,000 shares common stock at $2 per share to several investors for total cash consideration of $2,400,000.

On June 23, 2010, the Company issued 300,000 shares common stock at $2 per share to several investors for total cash consideration of $600,000.

Stock options --- The option holder has no voting or dividend rights. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model with the following assumptions: average risk-free interest rate - 1.61%; expected life -1--1.33 years; expected volatility - 105.1%; and expected dividends - nil. The fair mark value of warrants, $483,138, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants).

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	2,500,000	$3.00-5.00	2.16-3.13yrs	-

Outstanding, June 30, 2010	2,500,000

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company had allocated $810,541 to these non-distributable reserve funds.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Note 10 – NET INCOME (LOSS) PER SHARE

In accordance with FASB ASC Topic 260-1-50, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period. Under FASB ASC 260-10-50, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$1,257,809	$797,400	$2,725,257	$1,585,799
Income from operations applicable to common shareholders	$1,257,809	$797,400	$2,725,257	$1,585,799
Denominator:
Weighted average common shares outstanding	9,537,314	8,228,571	9,026,165	8,228,571
Basic earnings per share from continuing operations	$0.13	$0.10	$0.30	$0.19
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$1,257,809	$797,400	$2,725,257	$1,585,799
Income (loss) from operations applicable to common shareholders	$1,257,809	$797,400	$2,725,257	$1,585,799
Denominator:
Weighted average common shares outstanding	9,537,314	8,228,571	9,026,165	8,228,571
Weighted average effect of dilutive securities:
Stock options and warrants	428,118	-	297,312	-
Shares used in computing diluted net income per share	9,965,432	8,228,571	9,323,477	8,228,571
Diluted earnings per share from operations	$0.13	$0.10	$0.29	$0.19

Note 11 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of June 30, 2010, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income
Balance at December 31, 2009	$328,567	$328,567
Change for 2010	368,219	368,219
Balance at June 30, 2010	$696,786	$696,786

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 12 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13–MAJOR CUSTOMERS AND CREDIT RISK

Six and Three customers accounted for more than 10% of accounts receivable at June 30, 2010 and December 31, 2009 totalling 66% and 33%, respectively; As of June 30, 2010 and December 31, 2009, four vendors were greater than 10% of accounts payable, totalling 64% and 71%, respectively.

Two and six customers accounted for 21% and 97% of sales for the six months ended June 30, 2010 and 2009, respectively. Two and five vendors accounted for 85% and 86% of purchases for the six months ended June 30, 2010 and 2009, respectively.

Note 14–SUBSEQUENT EVENT

For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the end of the reporting period but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

    The following discussion of the financial condition and results of operation of the Company for the six months ended June 30, 2010 and 2009, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarter Report.

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

    The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

• the effect of political, economic, and market conditions and geopolitical events;
• legislative and regulatory changes that affect our business;
• the availability of funds and working capital;
• the actions and initiatives of current and potential competitors;
• investor sentiment; and
• our reputation.

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

BUSINESS OVERVIEW

    Our operations are headquartered in Xi’an, Shaanxi Province, the People's Republic of China (the "PRC"or "China"). We are a profitable, mid-sized Chinese pharmaceutical company that identifies, discovers, develops manufactures and distributes both prescription and over-the counter, including both conventional and Traditional Chinese Medicines (“TCMs”), for the treatment of some of the most common ailments and diseases, with pediatric medicine as its focus.

    We currently have one operating company: Shaanxi Jiali identifies, discovers, develops manufactures and distributes both prescription and over-the counter, including both conventional and Traditional Chinese Medicines (“TCMs”), for the treatment of some of the most common ailments and diseases, with pediatric medicine as its focus. We distribute our high value, branded medicines, both prescription and OTC, through exclusive territory agents who sell our products directly to local pharmacies who in turn sell them to their retail customers.

    We currently have 26 products that are manufactured by both our in-house production facility and through OEM companies.

    We intend to further develop the series of products based on the Cooers Brand and designed to target the pediatric medicine market. These products will continue be sold through exclusive territory agents who in turn distribute to local pharmacies in their assigned territories. Shaanxi Jiali intends to further expand its distribution channels by increasing the number of exclusive territory agents. These additional exclusive territory agents will be contracted to distribute Shaanxi Jaili products to local pharmacies in several additional provinces or regions throughout China.

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

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations Net Sales	Three Months Ended June 30,				% of
	2010		2009		change
"Xianzhi" Series	$397,215	6.10%	$436,327	12.30%	(9	) %
"Cooer" Series	5,563,885	85.48%	2,360,221	66.54%	136%
"Qingsongling" Series	547,669	8.41%	750,576	21.16%	(27	) %
Others	-	-	-	-	-
Total net sales	$6,508,769	100%	$3,547,124	100%	83%

	Six Months Ended June 30,				% of
	2010		2009		change
"Xianzhi" Series	$410,055	3.10%	$837,242	11.72%	(51	) %
"Cooer" Series	11,249,083	85.11%	5,115,568	71.62%	119%
"Qingsongling" Series	575,629	4.35%	1,189,964	16.66%	(52	) %
Others	982,894	7.44	-	-	-
Total net sales	$13,217,661	100%	$7,142,774	100%	85%

    During the three and six months ended June 30, 2010, total net sales increased by approximately $3 million or 83% and $6.1 million or 85%, respectively, compared to the same periods of 2009.

    This was primarily due to the sales increases for "Cooer" Series by $3.2 million or 136% and $6.1 million or 119% in the three and six months ended June 30, 2010, respectively. The increase in “Cooer” Series sales was mainly due to the increase in sales volume as we expanded our customer base and as a result of the increase in number of customers from 8 to 11 in the three months ended June 30, 2010 and from 8 to 18 in the six months ended June 30, 2010. These were also as a result of our intensive promotion of the series in 2010.

Cost of Sales

	Three Months Ended June 30,				% of
	2010		2009		change
"Xianzhi" Series	$45,495	1.75%	$47,715	3.58%	(5	) %
"Cooer" Series	2,293,042	88.20%	928,845	69.74%	147%
"Qingsongling" Series	261,156	10.05%	355,275	26.68%	(26	) %
Others	-		-	-	-
Total cost of sales	$2,599,693	100%	$1,331,835	100%	95%

	Six Months Ended June 30,				% of
	2010		2009		change
"Xianzhi" Series	$46,910	0.85%	$149,264	5.36%	(69	) %
"Cooer" Series	4,543,970	82.48%	1,969,938	70.69%	130%
"Qingsongling" Series	272,670	4.95%	667,485	23.95%	(59	) %
Others	645,681	11.72%	-	-	-
Total cost of sales	$5,509,231	100%	$2,786,687	100%	98%

    Compared to the same periods of 2009, the total cost of sales increased about $1.3 million or 95% and $2.7 million or 98%, in the three and six months ended June 30, 2010, respectively. This was primarily due to increase in cost of sales for "Cooer" Series which is in line with the increase in these products' net sales. The slight decrease in cost of sales for "Xianzhi" Series and "Qingsongling" Series were mainly due to decrease in these products' net sales. The increase in total cost of sales was primarily due to the increase in average unit costs. The increase in average unit costs was mainly caused by the increase in wages of workers due to the increase in statutory minimum wages in the PRC..

Gross Profit

	Three Months Ended June 30,
	2010		2009
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$351,720	89%	$388,612	89%	(9	) %
"Cooer" Series	3,270,843	59%	1,431,376	61%	129%
"Qingsongling" Series	286,513	52%	395,301	53%	(28	) %
Others	-	-	-	-	-
Total	$3,909,076	60%	$2,215,289	62%	76%

	Six Months Ended June 30,
	2010		2009
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$363,145	89%	$687,978	82%	(47	) %
"Cooer" Series	6,705,113	60%	3,145,630	61%	113%
"Qingsongling" Series	302,959	53%	522,479	44%	(42	) %
Others	337,213	34%	-	-	-
Total	$7,708,430	58%	$4,356,087	61%	77%

    Gross profit increased about $1.7 million or 76% and $3.4 million or 77%, respectively, in the three and six months ended June 30, 2010 compared to the same periods of 2009. The increase in gross profits was due primarily to the increase in net sales of "Cooer" Series achieved through afore-mentioned expansion of our customer base.

    The overall gross profit margin decreased 2% and 3% points in the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009.

    For the three months ended June 30, 2010, the slight decrease in overall gross profit margin was primarily due to the increase in cost of sales while the sales price of finished goods remained constant. The increase in cost of sales was primarily due to the increase in average unit cost of finished goods as direct labour costs increased following the increase in statutory minimum wages in PRC. The sales prices of finished goods were kept constant in order to maintain market share among competitors.

    As a result of GMP inspection, production was temporarily suspended in the first quarter of 2010 and as a result we experienced a surplus inraw materials on hand for production. The Company therefore sold all the surplus raw materials with carrying value amounting to US$645,682 (i.e. at cost US$1,136,898 net of impairment brought forward US$491,216) included in “Others” back to its suppliers at US$982,894 (i.e. at a discount around 86% of the original costs US$1,136,898). Consequently, the overall gross profit ratio slightly decreased in the six months ended June 30, 2010 compared with the same period in 2009.

Selling, General And Administrative Expenses

	Three Months Ended June 30,
	2010		2009
		% of total		% of total	% of
Selling, general and		net sales		net sales	change
administrative expenses	$2,384,925	37%	$1,172,882	33%	103%

	Six Months Ended June 30,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and
administrative expenses	$4,528,127	34%	$2,394,384	34%	89%

    The increases in dollar amount and as a percentage of total net sales for the three and six months ended June 30, 2010 were mainly due to the increase in promotional and advertising expenditures of around $220,000 and $439,000, respectively, increase in sales commissions expenses of around $173,000 and 254,000, respectively, increase in sales rebate to customers of around $347,000 and $508,000, respectively, all resulting from the ongoing marketing expansion, and also due to increase in sales related tax levy of around $30,000 and $38,000, respectively, as a result of increased net sales. Other items contributed to the increase in selling, general and administrative expenses for the three and six months ended June 30, 2010 included increase in operating expenses in the nature of IPO expenses of around $214,000 and $401,000, respectively and stock-based compensation costs of around $240,000 and $480,000, respectively.

Provision For Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Provision for income taxes	$254,793	$137,072	$443,579	$267,981
Effective tax rate	15%	15%	$15%	15%

    The amount of Enterprise Income Tax payable is computed on the basis of the taxable income and by applying the tax rate of 25%. The Company enjoyed a reduced rate to 15% from the Enterprises Income Tax in 2010 and 2009 because the Company is considered to be a "High Technology Business" under PRC income tax laws.

    Increase in the amount of provision for income taxes for the three and six months ended June 30, 2010 are mainly due to the increase in assessable income compared to the same period of 2009.

Net Income

    As a result of the above, in the three and six months ended June 30, 2010, the net income was $1,257,809 and $2,725,257 compared to the net income of $797,400 and $1,585,799 for the three and six months ended June 30, 2009, respectively.

Liquidity And Capital Resources

    As of June 30, 2010, we had cash and cash equivalents of approximately $6.6 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at lease the next twelve months.

    Net cash provided by operating activities for the six months ended June 30, 2010 was $1,154,458. This was primarily due to the net income of $2,725,257, adjusted by non-cash related expenses including depreciation and amortization of $209,682 and stock-based compensation costs of $483,138 and a net increase in working capital items of $2,263,619. The net increase in working capital items was mainly due to increase in accounts payable, accrued expenses and other payables and income tax payable. The net increase in working capital items was partially offset by the increase in accounts receivable, increase in other receivables and prepayments, and increase in inventories to prepare for the ongoing sales promotion, and decrease in VAT tax payable.

    Net cash provided by operating activities for the six months ended June 30, 2009 was $14,499. This was primarily due to the net income of $1,585,799, adjusted by non-cash related expenses including depreciation and amortization of $223,582 and impairment loss on accounts and other receivables of $108,180 and offset by a net decrease in working capital items of $1,903,062. The net decrease in working capital items was mainly due to an increase in accounts receivable, which was a result of the significant increase in revenue during the first six months of 2009, an increase in prepayments, ab increase in inventories, and a decrease in VAT and income tax payable. The net decrease in working capital items was partially offset by the increase in accounts payable, accrued expenses and other payables.

    Net cash flow provided by financing activities for the six months ended June 30, 2010 was $4,500,000. The increase of net cash inflow from financing activities for the six months ended June 30, 2010 was due to the proceeds from issuance of common stock of 1,875,000 shares.

Inflation

    Inflation in recent years have affected the business results of the Company. First of all, on the global economic expansion, supply has been restricted and coupled with the fact that USA has adopted a relaxed currency policy etc., these increase inflation risks. Secondly, GNP increases in China also elevates consumption ability and production cost, prices increase as a natural tendency. Finally, as a result of the macro economic trend, prices increase, the Company’s procurement prices are also affected resulting in increase in cost of sales.

    The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China. The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc that are related to PRC politics.

Off-Balance Sheet Commitments And Arrangements

    The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Short-Term Loans

    As of June 30, 2010, the Company had short-term debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$440,619	0.85845% /per month	June 25, 2010, extended
			until June 25, 2011

    The Company uses these loans for working capital purposes. The loan is secured by the factory building of Shaanxi Jiali's Baoji production base.

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

Revenue recognition

    The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition.

    We recognize revenue at the date of shipment to customers as the sales price is either fixed or determinable at the date of shipment to customers, and the management deems no other significant obligations such as warranties or product returns of the Company exist. The Company signs general Annual Sales Cooperation Agreements with its distributors each year and also signs specific purchase orders for each sale. All sales proceeds can be collected reasonably.

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

    The following table sets out the aging of our accounts receivable for each of the two balance sheet periods presented.

Accounts		1-30	31-60	61-90	91-180	181-365	> 365
Receivable Aging	Total	days	days	days	days	days	days
As of June 30, 2010	$6,430,750	$2,601,607	$2,430,795	$1,180,299	$214,886	$446	$2,717
As of December 31, 2009	$5,666,307	$2,320,203	$1,635,568	$956,329	$414,810	$336,691	$2,706

    The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Days sales outstanding	89	130	88	129

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

Accountingfor Stock-Based Compensation

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

    We did not issue any stock options to employees during the three months ended June 30, 2010, therefore pro forma disclosures are not required.

Accountingfor Defined Benefit Pensions and Other Postretirement Plans

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

Valuation ofIntangibles

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

    Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company had allocated $810,540 to these non-distributable reserve funds.

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

● FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value ofFinancial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

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

Changes in internal controls

    The Company’s management, with the participation of its CEO and CFO, performed an evaluation as to whether any change in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2010. Based on that evaluation, the Company’s CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

    To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

    N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

    On April 29, 2010, the Company issued an aggregate of 1,200,000 shares of common stock at $2.00 per share that were sold to several investors in March and April 2010 for total cash consideration of $2,400,000.

    On June 23, 2010, the Company issued 300,000 shares common stock at $2.00 per share to three investors for a total cash consideration of $600,000.

    The issuances of the above-mentioned shares were exempt from registration, in part pursuant to Regulation S under the Securities Act of 1933 (the “Act”) and in part pursuant to Section 4(2) of the Act. We made this determination based on the representations of the investors which included, in pertinent part, that such shareholders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

    None.

Item 6. Exhibits.

    (a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: August 23, 2010	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: August 23, 2010
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)