Form 10-Q/A
period 2010-03-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-09-10
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes T     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,180,288 shares of common stock, $.001 par value, were outstanding as of September 9, 2010.

PA RT I – FINANCIAL INFORMATION

Item 1 .        Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

ACSB Acquavella , Chiarelli, Shuster, Berkower & Co., LLP
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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
May 13, 2010

CHINA P EDI ATRIC PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS

Current Assets	3/31/2010 (Unaudited)	12/31/2009 (Audited)
Cash and cash equivalents	$2,392,333	$905,874
Accounts receivable	5,881,832	5,666,307
Other receivable	825,803	43,305
Inventory	1,644,595	886,082
Prepaid expenses	2,926,740	2,487,493
Total Current Assets	13,671,303	9,989,061

Long-term prepaid expenses	1,755,387	1,755,104
Property & equipment, net	776,185	797,790
Goodwill	612,745	612,745
Intangible Assets	1,773,495	1,856,718
Total Assets	$18,589,115	$15,011,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$529,732	$254,097
Accrued expenses and other payables	2,006,961	1,592,440
Trade deposit received	6,309	6,308
Short-term bank loan	438,847	438,776
VAT tax payable	2,303	321,521
Income tax payable	194,797	194,386
Total Current Liabilities	3,178,949	2,807,528

Stockholders' Equity

Common stock, $ 0.001 per value, 75,000,000 shares authorized, 8,680,171 and 8,305,171 shares issued and outstanding at March 31, 2010 and December 31, 2009	8,680	8,305
Additional paid in capital	3,875,742	2,135,883
Statutory reserve	810,540	810,540
Other comprehensive income	327,160	328,567
Retained earnings	10,388,044	8,920,595
Total Stockholders' Equity	15,410,166	12,203,890
Total Liabilities and Stockholders' Equity	$18,589, 115	$15,011,418

The accompanying notes are an integral part of these financial statements.

CHINA P EDIAT RIC PHARMACEUTICALS, INC.
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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLDIATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/2010	3/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,467,449	$788,399
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	104,828	111,784
Stock-based compensation	240,234	-
(Increase) / decrease in assets:
Accounts receivables	(214,615)	(825,410)
Inventory	(758,378)	224,759
Prepaid expense	(438,851)	(1,017)
Other receivable	(782,996)	4,407
Increase / (decrease) in current liabilities:
Accounts payable	275,597	26,030
Accrued expenses and other payables	411,954	262,393
Value-added tax payable	(319,273)	(42,748)
Income tax payable	380	(82,556)
Net cash used in operating activities	(13,671)	466,041

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance of common stock	1,500,000	-
Net cash provided by financing activities	1,500,000	-

Effect of exchange rate changes on cash and cash equivalents	130	1,091

Net change in cash and cash equivalents	1,486,459	467,132

Cash and cash equivalents, beginning balance	905,874	813,252
Cash and cash equivalents, ending balance	$2,392,333	$1,280,384

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$188,406	$213,4 65

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
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

In December 2007, the Company signed a Medicine Research and Development Agreement with Shannxi Research Institution of Chinese Traditional Medicine (SRICTM). Pursuant to the terms of the agreement and Supplemental Agreement between the Company and SRICTM, SRICTM must successfully develop and obtain governmental approval for production of five new pediatric medicines, otherwise, the Company is entitled to a full refund of fees. Therefore, the costs paid in connection with these services were not classified as research and development costs, but rather as prepaid expenses.  Such advance payments will not be expensed if we do not receive the desired results from SRICTM.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

A table of the outstanding prepaid expenses for the three months ended March 31, 2010 is as follows:

	Payee	Nature	3/31/2010	12/31/2009

Advance payment to R&D organization	Shaanxi Research Institution of Chinese Traditional Medicine	Advanced payment to Shanxi Research Institution of Chinese Traditional Medicine for five new pediatric cold medicines	$1,755,387	$1,755,104

Advance payment to suppliers	Suppliers	Advance payments suppliers for goods purchased	2,926,740	2,487,493

Total			$4,682,127	$4,242,597

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED )

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
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

Intangible Assets

The Company has four proprietary technologies: propriety technology for antioxidant technique, proprietary technology for “liren” capsule, patent-chinese medicine and production method for skin and gyhecology disease and patent: Chinese medicine and production method for tracheitis. Propriety technology for antioxidant technique was contributed by a shareholder in exchange for shares of the Company’s common stock. Proprietary technology for “liren” capsule was purchased from third party at the price agreed by the Company and the third party. Two patents were purchased from the shareholders at the prices determined by an independent appraiser. These proprietary technologies were acquired for the future use of the Company. We capitalized them as intangible assets as acquired.

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use rights will expire in 2056 and 2058.  All of the Company’s intangible assets are subject to amortization with estimated lives of:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
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

Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned. They are classified as a reduction of revenue according to ASC 605-55-64.  For the three months ended March 31, 2010 and 2009, rebates the Company paid to customers were $582,015 and $416,309, respectively.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes.” FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies. ” FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company’s financial statements. SFAS No. 109 and FIN 48 were superseded by the Income Taxes Topic of the FASB Accounting Standards Codification (“ ASC 740”) in September 2009.

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

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments , (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS No. 115-2 and FAS No. 124-2 were superseded by the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification (“ASC 320”).

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) , that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

Note 8 –  COMMON STOCK, STOCK OPTION AND COMPENSATION

On October 2, 2009 the Company granted 76,600 shares of common stock to employees for services rendered having a fair market value on that date of $16,087 or $.21 per share, which was the closing price of our common stock on that date.

On February 11, 2010, the Company closed a private placement issued 375,000 shares of common stock at $4 per share to several investors for total cash consideration of $1,500,000.

 Warrants

On August 15, 2009, Kang Xiulan referred a public shell company（Lid Hair Studios International, Inc.）to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc. As consideration for the services provided by Kang Xiulan (and in accordance with a warrant placement agreement dated September 30, 2009 between the Company and Kang Xiulan), The Company agreed to issue to Kang Xiulan warrants to acquire 250,000 shares of the Company’s common stock with an exercise price of $3, 00 with piggyback warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $5, 00. The warrants will expire on September 30, 2011 and September 30, 2012, respectively.

During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG. In consideration for the consulting services to be performed by IFG (and in accordance with a warrant placement agreement dated September 30, 2009 between the Company and IFG), The Company agreed to issue to IFG warrants to acquire 600,000 shares of the Company’s common stock with an exercise price of $3, 00 with piggyback warrants to purchase 600,000 shares of the Company’s comment stock with an exercise price of $5,00. The warrants will expire on September 30, 2011 and September 30, 2012, respectively.

The Company also obtained certain public company sector services, including investor relations advisory services. In consideration for the investor relation services provided by China National Information Network (and in accordance with a warrant placement agreement dated September 30, 2009 between the Company and China National Information Network), the Company agreed to issue to China National Information Network the warrants to acquire 400,000 shares of the Company’s common stock with an exercise price of $3,00 with piggyback warrants to purchase 400,000 shares of the Company’s comment stock with an exercise price of $5,00. The warrants will expire on September 30, 2011 and September 30, 2012, respectively.

 Based on the fair value method under ASC Topic 505, the fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model and is recognized as compensation expense over the service period of each warrants issued. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the warrant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the similar company’s stock price. The fair value was estimated at the date of grant using the following range of assumptions: average risk-free interest rate – 1.61%; expected life –2-3 years; expected volatility – 105.1%; and expected dividends – nil.  No estimate of forfeitures was made as the Company has a short history of granting warrants. The fair market value of warrants, $240,234, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants) for the three months ended March 31, 2010.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	2,500,000	$3.00-5.00		-

Outstanding, March 31, 2010	2,500,000		1.5-2.5yrs

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

 The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three months ended March 31,
	2010	2009

Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$1,467,449	$788,399
Income from operations applicable to common shareholders	$1,467,449	$788,399
Denominator:
Weighted average common shares outstanding	8,551,004	8,228,571
Basic earnings per share from continuing operations	$0.17	$0.10
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$1,467,449	$788,399
Income (loss) from operations applicable to common shareholders	$1,467,449	$788,399
Denominator:
Weighted average common shares outstanding	8,551,004	8,288,571
Weighted average effect of dilutive securities:
Stock options and warrants	298,224	-
Shares used in computing diluted net income per share	8,849,228	8,288,571
Diluted earnings per share from operations	0.17	0.10

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

Note 13 – MAJOR CUSTOMERS AND CREDIT RISK

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

Note 14 – SUBSEQUENT EVENT

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

Compared to the comparable period in 2009, cost of sales increased $1,946,727 or 134% in the quarter ended March 31, 2010.  This primarily resulted from the increase in product net sales.  The increase in average unit costs was mainly caused by the general increase in costs of raw materials in China in the year 2009 and increase in wages of workers due to an increase in the statutory minimum wage.

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

Net cash used in operating activities for the three months ended March 31, 2010 was $-13,671.  This was primarily due to the net income of $1,467,449, adjusted by non-cash related expenses including depreciation and amortization of $104,828 and stock based compensation cost of $240,234 offset by a net decrease in working capital items of $326,182. The net decrease in working capital items was mainly due to the increase in accounts receivable, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion, decrease in accounts payable. The net decrease in working capital items was partially offset by the increase in accrued expenses.

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

●
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments , (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS No. 115-2 and FAS No. 124-2 were superseded by the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification (“ASC 320”).

●
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) , that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

Item 1A.    Risk Factors.

N/A.

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.

On February 11, 2010, the Company closed a private placement issued 375,000 shares of common stock at $4 per share to several investors for total cash consideration of $1,500,000.

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

SIGNA TURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: September 9, 2010	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer and Director (principal executive officer)

Dated: September 9, 2010	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer (principal financial and accounting officer)