Form 10-Q/A
period 2010-06-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-09-10
CIK 1354071

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

10,180,288 shares of common stock, $.001 par value, were outstanding as of  September 9, 2010 .

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

 Based on the fair value method under ASC Topic 505, the fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model and is recognized as compensation expense over the service period of each warrants issued. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the warrant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the similar company’s stock price. The fair value was estimated at the date of grant using the following range of assumptions: average risk-free interest rate – 1.61%; expected life –2-3 years; expected volatility – 105.1%; and expected dividends – nil.  No estimate of forfeitures was made as the Company has a short history of granting warrants. The fair market value of warrants, $483,138, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants) for the six months ended June 30, 2010.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	2,500,000	$3.00-5.00		-

Outstanding, June 30, 2010	2,500,000		1.25-2.25yrs

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

Prepaid expenses

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

 Prepayments to suppliers did not change from December 31, 2009 to June 30, 2010  due to the following reasons:

Prepayments to suppliers are primarily comprised of two types of expenses: (i) an advertising fee (the term of service which is generally one year), which will be expensed in the third and fourth quarters of 2010; and (ii)prepaid deposits for purchasing raw materials and packaging materials required for our manufacturing and operations, which is typically expensed with three months.   Although a portion of prepayments for the raw materials and packaging materials have been expensed, due to the purchasing behavior of our customers in 2010 which has caused a slightly higher demand for raw materials and packaging materials, as of June 30, 2010, such prepayments have not reduced but have in fact increased. In the third and fourth quarters of 2010, when our advertising fees are expensed, our prepayment will be reduced.

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