Form 10-Q
period 2010-09-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2010-11-22
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

11,950,288 shares of common stock, $.001 par value, were outstanding as of November 15, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC
 CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	9/30/2010	12/31/2009
	(Unaudited)	(Audited Restated)
ASSETS
Current Assets
Cash and cash equivalents	$9,395,036	$905,874
Accounts receivable	7,154,740	5,666,307
Other receivable	656,081	43,305
Inventory, net	3,310,822	886,082
Prepaid expenses	1,994,819	2,487,493
Total Current Assets	22,511,498	9,989,061

Long-term prepaid expenses	1,791,553	1,755,104
Property & equipment, net	732,825	797,790
Goodwill	612,745	612,745
Intangible Assets	1,606,333	1,856,718
Total Assets	$27,254,954	$15,011,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$381,604	$254,097
Accrued expenses and other payables	3,166,649	1,592,440
Trade deposit received	6,439	6,308
Short-term bank loan	447,888	438,776
VAT tax payable	340,611	321,521
Income tax payable	315,274	194,386
Derivative liability	7,211,250	5,950,000
Total Current Liabilities	11,869,715	8,757,528

Stockholders' Equity

Common stock, $ 0.001 per value, 75,000,000 share authorized,
10,280,171 and 8,305,171 shares issued and outstanding
at September 30, 2010 and December 31, 2009	10,280	8,305
Additional paid in capital	6,212,183	1,494,158
Statutory reserve	810,540	810,540
Other comprehensive income	945,625	328,567
Retained earnings	7,406,611	3,612,320
Total Stockholders' Equity	15,385,239	6,253,890
Total Liabilities and Stockholders' Equity	$27,254,954	$15,011,418

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Sales, net	$7,182,905	$4,180,368	$20,400,566	$11,323,142
Cost of sales	2,953,021	1,589,853	8,462,252	4,376,540

Gross profit	4,229,884	2,590,515	11,938,314	6,946,602

Selling, general and administrative expense	2,065,382	1,427,671	6,110,371	3,930,235
Income from operations	2,164,502	1,162,844	5,827,943	3,016,367

Other Income (Expense)
Interest income	92	61	92	61
Other income	-	16	825	304
Derivative expense	(740,000)	-	(1,261,250)	-
Interest expense	(11,945)	(10,525)	(11,945)	(10,525)
Other expense	(115)	(69)	(12,407)	(100)
Total Other Income (Expense)	(751,968)	(10,517)	(1,284,685)	(10,260)

Income before income taxes	1,412,534	1,152,327	4,543,258	3,006,107

Provision for income taxes	(305,388)	(154,734)	(748,967)	(422,715)
Net income	$1,107,146	$997,593	$3,794,291	$2,583,392

Net income for common share
Earnings per share - Basis	$0.11	$0.12	$0.40	$0.31
Earnings per share - Diluted	$0.11	$0.12	$0.40	$0.31

Weighted average common shares outstanding
Basis	10,205,171	8,228,571	9,423,486	8,228,571
Diluted	10,205,171	8,228,571	9,423,486	8,228,571

Net income	$1,107,146	$997,593	$3,794,291	$2,583,392
Foreign currency transaction adjustment	248,839	8,059	617,058	14,941
Comprehensive income	$1,355,985	$1,005,652	$4,411,349	$2,598,333

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	9/30/2010	9/30/2009
Current Assets
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,794,291	$2,583,391
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and Amortization	315,350	330,823
Net impairment loss on accounts and other receivables	-	44,413
Written off of prepayment	-	71,860
Derivative expense	1,261,250	-
(Increase) / decrease in assets:
Accounts receivables	(1,348,274)	(629,530)
Inventory	(2,367,332)	(1,165,656)
Prepaid expense	541,337	(465,243)
Other receivable	(594,253)	(1,966)
Due from a related party	-	512
Increase / (decrease) in current liabilities:
Accounts payable	117,395	(21,140)
Accrued expenses and other payables	1,753,727	915,020
Due to a related party	-	93,011
Trade deposit received	-	357
Value-added tax payable	14,344	(131,270)
Income tax payable	114,914	(58,627)
Net cash provided by operating activities	3,602,749	1,565,955

Net cash from financing activities
Proceeds from issuance of common stock	4,720,000	-
Inception of new bank loans	-	438,526

Effect of exchange rate changes on cash and cash equivalents	166,413	3,454

Net change in cash and cash equivalents	8,489,162	2,007,935

Cash and cash equivalents, beginning balance	905,874	813,252
Cash and cash equivalents, ending balance	$9,395,036	$2,821,187

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$634,052	$481,342
Interest payments	$11,945	$10,525

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Other			Total
	Capital Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2009	8,305,171	$8,305	$1,494,158	$328,567	$810,540	$3,612,320	$6,253,890

Foreign currency translation adjustments				617,058			617,058

Issuance of common stock	1,975,000	1,975	4,718,025				4,720,000

Income for the nine months ended
September 30, 2010						3,794,291	3,794,291

Balance September 30, 2010	10,280,171	$10,280	$6,212,183	$945,625	$810,540	$7,406,611	$15,385,239

Balance December 31, 2008	8,228,571	$8,229	$1,478,134	$313,429	$721,553	$6,493,979	$9,015,324

Foreign currency translation adjustments				15,138			15,138

Transferred to Statutory reserve					88,987	(88,987)	-

Stock-based compensation	76,600	76	16,011				16,087

Recapitalization			13				13

Loss for the year ended December 31, 2009						(2,792,672)	(2,792,672)

Balance December 31, 2009	8,305,171	$8,305	$1,494,158	$328,567	$810,540	$3,612,320	$6,253,890

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On September 30, 2009 the Company completed its merger with China Children, a Hong Kong based pharmaceutical manufacturer company in accordance with the Share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition.  In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Children (the legal acquiree) is considered the accounting acquirer for accounting purposes The assets, liabilities and historical operations prior to the share exchange transaction will be those of China Children.  Subsequent to the date of Share Exchange Transaction, China Children is deemed to be a continuation of the business of the Company.  Therefore post exchange financial statements will include the combined balance sheet of the Company and China Children, the historical operations of China Children and the operations of the Company and China Children from the closing date of the Share Exchange Transaction forward.

On August 4, 2008, an Entrustment Management Agreement was entered into between Xi'an Coova and Shaanxi Jiali Pharmaceuticals Co., Ltd. ("Shaanxi Jiali") to which China Children exercises control over the operations and business of Shaanxi Jiali through Xi'an Coova.  Pursuant to the Entrustment Management Agreement, China Children receives all net profits and assume all operational losses of Shaanxi Jiali through Xi'an Coova.

Xi'an Coova entered into a Management Entrustment Agreement with Shaanxi Jiali and the shareholders of Shaanxi Jiali (the "Management Entrustment Agreement"), in which Shaanxi Jiali and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi'an Coova.  Under the agreement, Xi'an Coova manages the operations and assets of Shaanxi Jiali, controls all of the cash flows of Shaanxi Jiali through a bank account controlled by Xi'an Coova, is entitled to 100% of earnings of Shaanxi Jiali and, a management fee before tax, and is obligated to pay all payables and loan payments of Shaanxi Jiali.  In addition, under the terms of the Management Entrustment Agreement, Xi'an Coova has been granted certain rights which include, in part, the right to appoint and terminate members of Shaanxi Jiali's Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments.  We anticipate that Shaanxi Jiali will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Xi'an Coova exercises its option.  The agreement does not terminate unless the business of Shaanxi Jiali is terminated or Xi'an Coova exercises its option to acquire all of the assets or equity of Shaanxi Jiali under the terms of the Exclusive Option Agreement.

The contractual arrangements completed on August 4, 2008 provide that Xi'an Coova has controlling interest in Shaanxi Jiali as defined by FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51, which requires Xi'an Coova to consolidate the financial statements of Shaanxi Jiali and ultimately consolidate with its parent company, China Children since that date.

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
SEPTEMBER 30, 2010
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

●
Xi'an Coova has the full right to control and administrate the financial affairs and daily operation of Shaanxi Jiali and has the right to manage and control all assets of Shaanxi Jiali.  The equity holders of Shaanxi Jiali as a group have no right to make any decision about Shaanxi Jiali’s activities without the consent of Xi'an Coova.

●
Xi'an Coova was assigned all voting rights of Shaanxi Jiali and has the right to appoint all directors and senior management personnel of Shaanxi Jiali.  The equity holders of Shaanxi Jiali possess no substantive voting rights.

●	Xi'an Coova will provide financial support if Shaanxi Jiali requires additional funds to maintain its operations and to repay its debts.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the nine months ended September 30, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $617,058 and $14,941 respectively.  For the three months ended September 30, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $248,839 and $8,059, respectively.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners.  For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

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

There were no contingencies at September 30, 2010 and December 31, 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  These are no allowances for doubtful accounts as of September 30, 2010 and December 31, 2009.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A table of the outstanding prepaid expenses as of September 30, 2010 and December 31, 2009 are as follows:

	Payee	Nature	9/30/2010	12/31/2009

		Advanced payment to
		Shaanxi Research
		Institution of Chinese
	Shaanxi Research	Traditional Medicine
Advance payment to	Institution of Chinese	for five new pediatric
R & D organization	Traditional Medicine	cold medicines	$1,791,553	$1,755,104

		Advance payments to
Advance payment to		suppliers for goods
Suppliers	Suppliers	purchased	1,994,819	2,487,493

Total			$3,786,372	$4,242,597

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of September 30, 2010 and December 31, 2009, inventories consist of the following:

	9/30/2010	12/31/2009
Raw materials	$2,451,290	$1,163,589
Finished goods	859,532	214,450
Provision for obsolescence	-	(491,957)
Total	$3,310,822	$886,082

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	9/30/2010	12/31/2009
Buildings	$445,845	$445,845
Plant and equipment	859,665	859,665
Transportation equipment	5,609	5,609
Office equipment	40,354	40,354
Total	1,351,473	1,351,473
Accumulated depreciation	(618,648)	(553,683)
	$732,825	$797,790

Depreciation expense for the three months ended September 30, 2010 and 2009 were $21,761 and $24,079, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 were $64,965 and $81,390, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized.  Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of September 30, 2010 and December 31, 2009 is $612,745.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of finite-lived intangible assets are as follows:

	September 30	December 31,
	2010	2009
Land use right	$264,625	$264,625
Proprietary technologies	2,966,355	2,966,355
Total	3,230,980	3,230,980
Less: Accumulated amortization	(1,624,647)	(1,374,262)
	$1,606,333	$1,856,718

Amortization expense for the three months ended September 30, 2010 and 2009 were $83,907 and $83,162, respectively.

Amortization expense for the nine months ended September 30, 2010 and 2009 were $250,385 and $249,433, respectively.

The estimated future amortization expenses related to intangible asset as of September 30, 2010 are as follows:-

2011	$333,369
2012	333,369
2013	333,369
2014	333,369
2015	$272,857
Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”, included in the Codification as ASC 820, Fair Value Measurements and Disclosures, requires that the Company discloses estimated fair values of financial instruments.  The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification ("ASC 605").

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.

Advertising costs for the three months ended September 30, 2010 and 2009 were $442,457 and $363,977, respectively.  Advertising costs for the nine months ended September 30, 2010 and 2009 were $1,320,324 and $802,365, respectively.

Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  The Company paid rebates to customers for the three months ended September 30, 2010 and 2009 were $840,400 and $489,103 respectively.  The Company paid rebates to customers for the nine months ended September 30, 2010 and 2009 were $2,183,941 and $1,324,661 respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

On January 1, 2007 the Company adopted the provisions of FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes”, included in the Codification as ASC 740, Income Taxes.  The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows”, included in the Codification as ASC 230, Statement of Cash Flows, cash flows from the Company’s operations are based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have a material impact on these consolidated financial statements.

Note 3 – OTHER RECEIVABLES

Other receivables consist of cash advances to employees.  As of September 30, 2010 and December 31, 2009, other receivables were $656,081 and $43,305, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 – SHORT-TERM BANK LOAN

As of September 30, 2010, the Company had debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$447,888	0.85845% /per month	June 25, 2010,
			extended until
			June 25, 2011

The Company uses these loans for working capital purposes.  The loan is secured by the factory building of Shaanxi Jiali's Baoji production base.  Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 6 – INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 25%.  The Company is a high tech enterprise and under PRC Income Tax Laws, it is entitled to a discounted rate of 15%.  If the Company were subject to the standard 25% enterprise income tax rate, it would have incurred an additional income tax expense of approximately $702,000 and $328,000 for the nine months ended September 30, 2010 and 2009, respectively.  The standard income tax rate would have caused the Company to incur an additional expense of $0.07 and $0.04 per share for the nine months ended September 30, 2010 and 2009, respectively.

The following is a reconciliation of income tax expense:

For the nine months ended September 30, 2010	International	Total
Current	$748,967	$748,967
Deferred	-	-
Total	$748,967	$748,967

For the nine months ended September 30, 2009	International	Total
Current	$422,715	$422,715
Deferred	-	-
Total	$422,715	$422,715

Note 7 – COMMITMENTS

The Company is committed to pay $447,888, for advertising through November 2010.

Note 8 – COMMON STOCK AND WARRANTS

Common stock

On October 2, 2009, the Company granted 76,600 shares of common stock to employees for services rendered having a fair market value on that date of $16,087 or $0.21 per share, which was the closing price of our common stock on that date.

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

On September 8, 2010, the Company issued 100,000 shares common stock at $2.2 per share to an investor for cash consideration of $220,000.

Warrants

On August 15, 2009, Kang Xiulan referred a public shell company（Lid Hair Studios International, Inc.）to China Children Pharmaceutical Inc.  China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.  As consideration for the services provided by Kang Xiulan (and in accordance with a warrant placement agreement dated September 30, 2009 between the Company and Kang Xiulan), the Company agreed to issue to Kang Xiulan warrants to acquire 250,000 shares of the Company’s common stock with an exercise price of $3.00 with piggyback warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $5.00.  The warrants will expire on September 30, 2011 and September 30, 2012, respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 8 – COMMON STOCK, STOCK OPTION AND COMPENSATION - CONTINUED

During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.  In consideration for the consulting services to be performed by IFG (and in accordance with a warrant placement agreement dated September 30, 2009 between the Company and IFG), the Company agreed to issue to IFG warrants to acquire 600,000 shares of the Company’s common stock with an exercise price of $3.00 with piggyback warrants to purchase 600,000 shares of the Company’s comment stock with an exercise price of $5.00.  The warrants will expire on September 30, 2011 and September 30, 2012, respectively

The Company also obtained certain public company sector services, including investor relations advisory services.  In consideration for the investor relation services provided by China National Information Network (and in accordance with a warrant placement agreement dated September 30, 2009 between the Company and China National Information Network), the Company agreed to issue to China National Information Network the warrants to acquire 400,000 shares of the Company’s common stock with an exercise price of $3.00 with piggyback warrants to purchase 400,000 shares of the Company’s comment stock with an exercise price of $5.00.  The warrants will expire on September 30, 2011 and September 30, 2012, respectively

				Aggregate
	Total	Exercise Price	Remaining Life	Intrinsic Value
Outstanding, December 31, 2009	2,500,000	$3.00 - 5.00	1.0 - 2.0 yrs

Outstanding, September 30, 2010	2,500,000

Note 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued in to consultants and investor relations in connection with the merger agreements.  These derivative financial instruments are indexed to an aggregate of 2,500,000 and 1,250,000 shares of the Company's common stock as of September 30, 2010 and December 31, 2009, respectively, and are carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the nine months ended September 30, 2010 and December 31, 2009:

	For the nine
	months ended	Year ended
Derivative income (expense)	September 30, 2010	December 31, 2009
Warrant derivative	$(1,261,250)	$5,950,000

	As of	As of
Liabilities	September 30, 2010	December 31, 2009
Warrant derivative	$(7,211,250)	$(5,950,000)

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 9 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $3.00 - $5.00; volatility 105.1 - 128.3% based upon forward terms of instruments; terms-remaining of 1.00 and 2.00 life at September 30 and 1.75 at December 31, 2009; and a risk free rate ranging from 1.61%.

Note 10 – STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As of September 30, 2010 and December 31, 2009, the Company had allocated $810,540 to these non-distributable reserve funds.

Note 11 – NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$1,107,146	$997,593	$3,794,291	$2,583,392
Income from operations applicable to common shareholders	$1,107,146	$997,593	$3,794,291	$2,583,392
Denominator:
Weighted average common shares outstanding	10,205,171	8,228,571	9,423,486	8,228,571
Basic earnings per share from continuing operations	$0.11	$0.12	$0.40	$0.31
Diluted earnings per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$1,107,146	$997,593	$3,794,291	$2,583,392
Income from operations applicable to common shareholders	$1,107,146	$997,593	$3,794,291	$2,583,392
Denominator:
Weighted average common shares outstanding	10,205,171	8,228,571	9,423,486	8,228,571
Weighted average effect of dilutive securities:
Shares used in computing diluted net income per share	10,205,171	8,228,571	9,423,486	8,228,571
Diluted earnings per share from operations	$0.11	$0.12	$0.40	$0.31

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 12 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of September 30, 2010, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income
Balance at December 31, 2009	$328,567	$328,567
Change for 2010	617,058	617,058
Balance at September 30, 2010	$945,625	$945,625

Note 13 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the United States of America.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy.  All of the following risks may impair the Company’s business operations.  If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment.  Additional risks include:

●	The Company may not be able to adequately protect and maintain its intellectual property.
●	The Company may not be able to obtain regulatory approvals for its products.
●
The Company may have difficulty competing with larger and better financed companies in the same sector.  New legislative or regulatory requirements may adversely affect the Company's business and operations.  The Company is dependent on certain key existing and future personnel.

●	The Company's growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.
●	Changes in the laws and regulations in the PRC may adversely affect the Company's ability to conduct its business.
●	The Company may experience barriers to conducting business due to governmental policy.
●	Capital outflow policies in the PRC may hamper the Company's ability to remit income to the United States.
●	Fluctuation of the Renminbi could materially affect the Company's financial condition and results of operations.
●	The Company may face obstacles from the communist system in the PRC.
●	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
●	Trade barriers and taxes may have an adverse affect on the Company's business and operations.
●	There may not be sufficient liquidity in the market for the Company's securities in order for investors to sell their securities.

Note 14 – MAJOR CUSTOMERS AND CREDIT RISK

Five and Three customers accounted for more than 10% of accounts receivable at September 30, 2010 and December 31, 2009 totalling 53% and 33%, respectively.  As of September 30, 2010 and December 31, 2009, five and four vendors were greater than 10% of accounts payable, totalling 75% and 71%, respectively.

Three and three customer(s) accounted for 29% and 34% of sales for the three months ended September 30, 2010 and 2009, respectively.  Four and four vendors accounted for 59% and 55% of purchases for the three months ended September 30, 2010 and 2009, respectively.

One and six customer(s) accounted for 10% and 73% of sales for the nine months ended September 30, 2010 and 2009, respectively.  Four and five vendors accounted for 62% and 76% of purchases for the nine months ended September 30, 2010 and 2009, respectively.

Note 15 – RESTATEMENT

The accompanying consolidated balance sheet and statement of stockholders’ equity for December 31, 2009 have been restated for the following matter:

(i)
We have restated our financial statements to treat the warrants issued as a derivative liability, see note 9.  We previously accounted for the warrants as a component of equity. This restatement had the effect of decreasing our net income by $5,308,274 or $(0.65) per common share.

The following table illustrates the restatement.

	Year Ended December 31, 2009
	Net Income	Income Per Common Share
Net income, as reported	$2,515,603	$0.31
Correction for warrant accounting	(5,308,274)	(0.65)
Net income, as restated	$(2,792,671)	$(0.34)

Note 16 – SUBSEQUENT EVENT

For the nine months ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure.  Except for the following, no significant events occurred subsequent to the end of the reporting period but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Subsequent to September 30, 2010, the Company issued 1.47 million shares of common stock to employees as compensation.  The Company will record the related compensation expense in the fourth quarter of 2010.

Subsequent to September 30, 2010, the Company issued 200,000 shares of common stock for gross proceeds of $440,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the six months ended September 30, 2010, and 2009, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarter Report.

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

Cautionary Note Regarding Forward-Looking Statements

In this quarterly report, references to "China Pediatric," "CPDU," "the Company,", "we," "our," "us," and the Company's variable interest entity, "Shaanxi Jiali," refer to China Pediatric Pharmaceuticals, Inc.

We make certain forward-looking statements in this report.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," and similar expressions.  We intend such forward-looking statements to be covered by the safe harbour provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements.  These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual may differ materially from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

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

BUSINESS OVERVIEW

Our operations are headquartered in Xi'an, Shaanxi Province, China.  We are a profitable, mid-sized Chinese pharmaceutical company that identified, discovers, develops manufactures and distributes both prescription and over-the counter, including both conventional and Traditional Chinese Medicines ("TCMs"), for the treatment of some of the most common ailments and diseases, with pediatric medicine as its focus.

We currently have one operating company: Shaanxi Jiali identifies, discovers, develops manufactures and distributes both prescription and over-the counter, including both conventional and Traditional Chinese Medicines ("TCMs"), for the treatment of some of the most common ailments and diseases, with pediatric medicine as its focus.  We distribute our high value, branded medicines, both prescription and OTC, through exclusive territory agents who sell our products directly to local pharmacies who in turn sell them to their retail customers.

We currently have 26 products that are manufactured by both our in-house production facility and through OEM companies.

We intend to further develop the series of products based on the Cooers Brand and designed to target the pediatric medicine market.  These products will continue be sold through exclusive territory agents who in turn distribute to local pharmacies in their assigned territories.  Shaanxi Jiali intents to further expand its distribution channels by increasing the number of exclusive territory agents.  These additional exclusive territory agents will be contracted to distribute Shaanxi Jaili products to local pharmacies in several additional provinces or regions throughout China.

We will continue to evaluate and develop additional product candidates, both through our in-house research and development department and working with our research and development partners, to expand our pipeline where we perceive an unmet need and commercial potential.  We will face the risk that in developing new products we may spend substantial sums of money and the new products developed may not effectively meet the perceived need or may not be successfully commercialised.

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future.  The company intends to focus its brand development efforts on building the Cooers brand name with the intent on it becoming a leading pediatric medicine brand in China.

We intend to grow our internal marketing and sales function and increase our relationships with other exclusive territory distributors to expand the distribution and presence of our pharmaceutical products.  In expanding market share of our products, we intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network.  In addition, our goal is to establish our products as a preferred choice for children's medicines in local pharmacies.  We hope to add other pharmaceutical products into this channel over the next few years.  We may face risks in obtaining adequate quantities of raw materials at reasonable prices in order to meet increased demand for our products that result from any growth.  In seeking additional employees, sales representatives, and exclusive territory agents, we will compete with many other established pharmaceutical manufacturers that may have greater resources than we do.

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations

NET SALES

	Three Months Ended September 30,				% of
	2010		2009		change
"Xianzhi" Series	$458,088	6.38%	$381,967	9.14%	20%
"Cooer" Series	5,849,537	81.44%	3,248,809	77.72%	80%
"Qingsongling" Series	875,281	12.19%	549,592	13.15%	59%
Others	-	-	-	-	-
Total net sales	$7,182,906	100%	$4,180,368	100%	72%

	Nine Months Ended September 30,				% of
	2010		2009
"Xianzhi" Series	$868,144	4.26%	$1,219,210	10.77%	(29	) %
"Cooer" Series	17,098,619	83.81%	8,364,376	73.87%	104%
"Qingsongling" Series	1,450,910	7.11%	1,739,556	15.36%	(17	) %
Others	982,893	4.82	-	-	-
Total net sales	$20,400,566	100%	$11,323,142	100%	80%

During the three and nine months ended September 30, 2010, total net sales increased by approximately $3 million or 72% and $9.1 million or 80% respectively, compared to the same periods of 2009.

A significant portion of the increase in sales is derived from an increase in sales for the "Cooer" Series by $2.6 million or 80% and $8.7 million or 104%in the three and nine months ended September 30, 2010, respectively.  This was mainly due to the increase in sales volume as demand from customers increased as well as a result of the intensive promotion in 2010.

COST OF SALES

	Three Months Ended September 30,				% of
	2010		2009		change
"Xianzhi" Series	$52,467	1.78%	$38,885	2.45%	35%
"Cooer" Series	2,485,443	84.17%	1,190,237	74.86%	109%
"Qingsongling" Series	415,111	14.06%	360,731	22.69%	15%
Others	-		-	-	-
Total cost of sales	$2,953,021	100%	$1,589,853	100%	86%

	Nine Months Ended September 30,				% of
	2010		2009
"Xianzhi" Series	$99,377	1.17%	$188,149	4.30%	(47	) %
"Cooer" Series	7,029,413	83.07%	3,160,176	72.21%	122%
"Qingsongling" Series	687,780	8.13%	1,028,215	23.49%	(33	) %
Others	645,682	7.63%	-	-	100%
Total cost of sales	$8,462,252	100%	$4,376,540	100%	93%

Compared to the same periods of 2009, the total cost of sales increased about $1.4 million or 86% and $4.1 million or 93%, in the three and nine months ended September 30, 2010, respectively.  This was primarily due to the increase in cost of sales for "Cooer" Series, which is in line with the increase in this product's net sales.  The decreases in cost of sales for "Xianzhi" Series and "Qingsongling" Series were mainly due to decreases in these products' net sales.  The increase in total cost of sales was primarily due to the increase in average unit costs as a result of an increase in statutory minimum wages for our employees.

GROSS PROFIT

	Three Months Ended September 30,
	2010		2009
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$405,621	89%	$343,082	90%	18%
"Cooer" Series	3,364,094	58%	2,058,572	63%	63%
"Qingsongling" Series	460,170	53%	188,861	34%	144%
Others	-	-	-	-	-
Total	$4,229,885	59%	$2,590,515	62%	63%

	Nine Months Ended September 30,
	2010		2009
				gross profit	% of
				margin	change
"Xianzhi" Series	$768,767	89%	$1,031,061	85%	(25	) %
"Cooer" Series	10,069,206	59%	5,204,200	62%	93%
"Qingsongling" Series	763,130	53%	711,341	41%	7%
Others	337,211	34%	-	-	-
Total	$11,938,314	59%	$6,946,602	61%	72%

Gross profit increased about $1.6 million or 63% and $5 million or 72% in the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009.  The increase in gross profit was due primarily to the increase in net sales of "Cooer" Series that was achieved through an expansion of the customer base, as mentioned above.

The overall gross profit margin decreased 3 percentage points and 2 percentage points in the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009.

For the three months ended September 30, 2010, the slight decrease in overall gross profit margin was primarily due to the increase in cost of sales offset against slight increase in selling price of finished goods.  Cost of sales increased mainly due to the increase in average unit cost of finished goods, as direct labour costs increased following the increase in statutory minimum wages in the PRC.  The slight increases in selling prices of finished goods were due to inflation and increase in cost of sales.

As a result of GMP inspection, production was been temporarily suspended in the first quarter of 2010.  During this time, raw materials on hand for production became excessive. To adjust for this, the Company sold all the excessive raw materials with a carrying value of US$645,682 (i.e. at cost US$1,136,898 net of impairment brought forward US$491,216) included in “Others” back to the suppliers at US$982,894 (i.e. at a discount around 86% of the original costs US$1,136,898).  Consequently, the overall gross profit ratio slightly decreased for the first nine months of 2010 compared with the same period in 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and
administrative expenses	$2,065,382	29%	$1,427,672	34%	45%

	Nine Months Ended September 30,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and
administrative expenses	$6,110,371	30%	$3,930,235	35%	55%

The increases in dollar amount for the three and nine months ended September 30, 2010 were mainly due to the increase in promotional and advertising expenditures of around $78,000 and $518,000, respectively, increase in sales commissions expenses of around $176,000 and $430,000, respectively, increase in sales rebate to customers of around $351,000 and $859,000, respectively, all resulting from the ongoing marketing expansion.  Other items contributing to the increase in selling, general and administrative expenses for the three and nine months ended September 30, 2010 included an increase in operating expenses in the nature of IPO expenses of around $79,000 and $480,000, respectively.

PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Provision for income taxes	$305,388	$154,734	$748,967	$422,715
Effective tax rate	15%	15%	15%	15%

The amount of Enterprise Income Tax payable is computed on the basis of the taxable income and by applying the tax rate of 25%.  The Company enjoyed a reduced rate to 15% from the Enterprises Income Tax in 2010 and 2009 because the Company is "High Technology Business" under PRC Income Tax Laws.

The Increase in the amount of provision for income taxes for the three and nine months ended September 30, 2010 was mainly due to the increase in assessable income as compared to the same period of 2009.

NET INCOME

As a result of the above, in the three and nine months ended September 30, 2010, the net income was $1,107,146 and $3,794,291, respectively compared to the net income of $997,593 and $2,583,392 for the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of approximately $9.4 million.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $3,602,749.  This was primarily due to the net income of $3,794,291, adjusted by non-cash related expenses including depreciation of $64,965, amortization of $250,385, derivative expenses of $1,261,250 and a net decrease in working capital items of $1,768,142.  The net decrease in working capital items was mainly due to increase in accounts payable, accrued expenses and other payables, VAT tax payable and income tax payable.  The net increase in working capital items was partially offset by the increase in accounts receivable, increase in other receivables and increase in inventories to prepare for the ongoing sales promotion.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $1,565,955.  This was primarily due to the net income of $2,583,391, adjusted by non-cash related expenses, including depreciation of $81,390, amortization of $249,433, prepayment write-off of $71,860, net impairment loss on accounts and other receivables of $44,413, and a net decrease in working capital items of $1,464,532.  The net decrease in working capital items was mainly due to increase in accounts receivable, increase in other receivables, increase in prepayments, increase in inventories, decrease in accounts payables, and decrease in value-added tax liability and income tax payable.  The net decrease in working capital items was partially offset by the increase in accrued expenses and other payables and amount due to a related party.

Net cash flow provided by financing activities for the nine months ended September 30, 2010 was $4,720,000.  The increase of net cash inflow from financing activities for the nine months ended September 30, 2010 was due to the proceeds from issuance of common stock of 1,975,000 shares.

Net cash flow provided by financing activities for the nine months ended September 30, 2009 was $438,526.  The increase of net cash inflow from financing activities for the nine months ended September 30, 2009 was due to the proceeds from the inception of new bank loan.

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that USA has adopted a relaxed currency policy etc., these increase inflation risks.  Secondly, GNP increases in China also elevates consumption ability and production cost, prices increase as a natural tendency.  Finally, as a result of the macro economic trend, prices increase, the Company’s procurement prices are also affected, resulting in an increase in cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues in the PRC.

Off-Balance Sheet Commitments and Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Short-Term Loans

As of September 30, 2010, the Company had short-term debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$447,888	0.85845% /per month	June 25, 2010, extended
			until June 25, 2011

The Company uses these loans for working capital purposes.  The loan is secured by the Company’s factory building at Shaanxi Jiali's Baoji production base.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Restrictions on Currency Exchange

We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency.  The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC.  Cash and cash equivalents as of September 30, 2010 are mainly held by the Company's subsidiaries and variable interest entities.  Although cash balances cannot be transferred to the Company by loan or advance according to existing PRC laws and regulations, these cash balances can be utilized by the company for its normal operations pursuant to the Management Entrustment Agreements.

Notwithstanding the above, shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements.  However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by Foreign Invested Enterprises, or "FIEs," of foreign currencies into Renminbi by restricting how the converted Renminbi may be used.  Circular 142 requires that Renminbi converted from the foreign currency denominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency denominated capital of an FIE.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.  Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

As such, PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent the Company from using any proceeds received in future financings to make additional capital contributions to the Company’s PRC subsidiaries and affiliated entity, Shaanxi Jiali.  If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund its PRC operations may be negatively affected, which could adversely and materially affect the Company’s liquidity and its ability to fund and expand our business.

The PRC government may also in the future restrict access to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they become due.

Foreign Currency Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions.  Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar.  Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

As of September 30, 2010, Shaanxi Jiali, our PRC operating entity, had net assets of $17,538,881.  Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from any future offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of future proceeds and our balance sheet and earnings per share in U.S. dollars following such transaction.  In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

We do not believe that we currently have any significant foreign currency exchange risk and we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

CRITICAL ACCOUNTING POLICIES

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

The following table sets out the aging of our accounts receivable for each of the two balance sheet periods presented.

Accounts		1-30	31-60	61-90	91-180	181-365	> 365
Receivable Aging	Total	days	days	days	days	days	days
As of September 30, 2010	$7,154,740	$3,112,606	$2,312,844	$1,725,365	$-	$1,163	$2,762
As of December 31, 2009	$5,666,307	$2,320,203	$1,635,568	$956,329	$414,810	$336,691	$2,706

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Days sales outstanding	82	79	86	88

Prepaid expenses

A table of the outstanding prepaid expenses as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 are as follows:

	Payee	Nature	9/30/2010	6/30/2010	3/31/2010	12/31/2009

		Advanced payment to
		Shaanxi Research
		Institution of Chinese
	Shaanxi Research	Traditional Medicine
Advance payment to	Institution of Chinese	for five new pediatric
organization	Traditional Medicine	cold medicines	$1,791,553	$1,762,477	$1,755,387	$1,755,104

		Advance payments to
Advance payment to		suppliers for goods
Suppliers	Suppliers	purchased	1,994,819	2,938,561	2,926,740	2,487,493

Total			$3,786,372	$4,701,038	$4,682,127	$4,242,597

Prepayments to suppliers are primarily comprised of two types of expenses: (i) an advertising fee (the term of service which is generally one year), which will be expensed in the third and fourth quarters of 2010; and (ii) prepaid deposits for purchasing raw materials and packaging materials required for our manufacturing and operations, which is typically expensed with three months.  Although a portion of prepayments for the raw materials and packaging materials have been expensed, due to the purchasing behaviour of our customers in 2010 which has caused a slightly higher demand for raw materials and packaging materials, as of September 30, 2010, such prepayments have not reduced but have in fact increased.  In the fourth quarter of 2010, when our advertising fees are expensed, our prepayment will be reduced.

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

We did not issue any stock options to employees during the three months ended September 30, 2010, therefore disclosures are not required.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company had allocated $810,540 and $810,540, respectively, to these non-distributable reserve funds.

CONTRACTUAL OBLIGATIONS

As of September 30, 2010 and December 31, 2009, the Company had contractual obligations of $447,888 and $1,524,812 respectively as follows:

	As of	As of
Within one year	September 30, 2010	December 31, 2009
Advertisement expenses	$447,888	$1,524,016
Operating lease rental	-	796
	$447,888	$1,524,812

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have a material impact on these consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Jun Xia, the Company’s Chief Executive Officer (“CEO”), and Minggang Xiao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2010. Based upon that evaluation, and in response to comments raised by the SEC, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness in the Company’s internal controls, and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the course of internal evaluation, the Company determined that accounting errors were made in connection with the Company’s classification of certain warrants as a derivative liability as well its disclosure of certain other accounting policies.

Based on the impact of the aforementioned accounting errors, the Company determined to restate its consolidated financial statements as of December 31, 2009, March 31, 2010, and June 30, 2010.

The Company plans to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

1. Hire additional accounting and operations personnel, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Require senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

We believe that the foregoing steps will help strengthen the general internal control process, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in internal controls

The Company’s management, with the participation of its CEO and CFO, performed an evaluation as to whether any change in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2010. Based on that evaluation, the Company’s CEO and CFO concluded that, other than as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On September 8, 2010, the Company issued 100,000 shares of common stock at $2.20 per share to one investor for a total cash consideration of $220,000.

On October 15, 2010, the Company issued an aggregate of  1,470,000 shares of common stock to four individuals in contemplation of certain consulting services to be rendered by such individuals.

On November 12, 2010, the Company issued 200,000 shares of common stock at $2.20 per share to two investors for a total cash consideration of $440,000.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: November 22, 2010	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: November 22, 2010
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)