Form 10-K
period 2010-12-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2011-03-31
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 0-52007

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-2718075
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
9th Floor, No. 29 Nanxin Street Xi'an, Shaanxi Province People’s Republic of China	710004	86-29-8727-1818
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, based on the closing sales price of the Common Stock as quoted on the OTC Bulletin Board was $24,969,250.80. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2011, there were 12,730,288 shares of registrant’s common stock outstanding.

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

PART I

Item 1.            Business.

Corporate History

Lid Hair Studios International, Inc. was established on April 20, 2005 in the state of Nevada.  The company was originally incorporated under the name Belford Enterprises, Inc. and changed its name to Lid Hair Studios International Inc. on August 15, 2005. Our operating subsidiary Belford Enterprises B.C. Ltd., doing business as Lid Hair Studio, was established June 7, 2005, in the City of Vancouver, British Columbia, Canada.  There are no bankruptcies, receivership, or similar proceedings against the parent or operating subsidiary.

On June 18, 2005, the company purchased hair salon equipment and the rights to an office lease from Farideh Jafari in the amount of approximately $39,150US ($45,000CDN).

The Merger Transaction

On September 30, 2009, we acquired China Children Pharmaceuticals, a Hong Kong based pharmaceutical manufacturer and distributor company in accordance with a Share Exchange Agreement (“Exchange Agreement”) entered into by and among the Company, Eric Anderson, the Company’s then-principal shareholder, and Asia-Pharm, a company incorporated in the British Virgin Islands, the sole shareholder of China Children Pharmaceuticals.

In exchange for the 100% equity interest in China Children Pharmaceuticals, the Company issued 7,000,000 shares of common stock to the shareholders of Asia-Pharm.  As a result of the share exchange transaction, Shaanxi Jiali became our operating entity and our operations have been headquartered in Xi’an, Shaanxi Province, China.

In connection with the share exchange agreement of September 30, 2009, Eric Anderson transferred 5,000,000 shares of common stock of Lid Hair Studios to Lid Hair Studios for cancellation and forgave the outstanding shareholder’s loan to the company in the amount of $86,173 in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio.  Lid Hair Studios cancelled the shares of common stock received from Eric Anderson prior to affecting the reverse stock split which reduced the amount of common stock then issued and outstanding.

Effective October 9, 2009, the Company changed its name from Lid Hair Studios International Inc. to China Pediatric Pharmaceuticals, Inc. (the “Name Change Transaction”).  The name change was effected through a parent/subsidiary merger of our wholly-owned subsidiary, China Pediatric Pharmaceuticals, Inc., with and into the Company, with the Company as the surviving corporation.  To effectuate the merger, the Company filed its Articles of Merger with the Nevada Secretary of State and the merger became effective on October 9, 2009.   The Company’s board of directors approved the merger which resulted in the name change on October 9, 2009.  In accordance with Section 92A.180 of the Nevada Revised Statutes , shareholder approval of the merger was not required.

Background of Shaanxi Jiali

Shaanxi Jiali, our operating entity, was incorporated in the PRC under the name Shaanxi Jiali Technologies Co, Ltd. on July 1, 1998. Shaanxi Jiali is our operating company and is in the business of manufacturing, marketing and sales of pharmaceuticals in China with pediatric medicine as its focus. In October 2000, Shaanxi Jiali Technologies changed its name to Shaanxi Jiali Pharmaceutical Co. Ltd.

Asia-Pharm was incorporated in British Virgin Islands on June 20, 2008. As described below, on August 4, 2008, Asia-Pharm, through its wholly owned subsidiary China Children Pharmaceuticals, became the indirect holding company for Shaanxi Jiali, a medical and pharmaceutical developer, manufacturer and marketer in the PRC.

China Children Pharmaceuticals was incorporated in Hong Kong on June 27, 2008. China Children is a wholly owned subsidiary of Asia-Pharm.

Xi’an Coova is a “wholly owned foreign enterprise” incorporated in the PRC on July 25, 2008.  Xi’an Coova is a wholly owned subsidiary of China Children Pharmaceuticals.

As described below, on August 4, 2008, an Management Entrustment Agreement (was entered into between Xi’an Coova and Shaanxi Jiali, which effectively gives China Children Pharmaceuticals, by way of Xi’an Coova, control over the operations and business of Shaanxi Jiali through Xi’an Coova. Pursuant to the Entrustment Management Agreement, China Children Pharmaceuticals shall receive all net profits and assume all operational losses of Shaanxi Jiali through Xi’an Coova.

Xi’an Coova entered into a Management Entrustment Agreement with Shaanxi Jiali and the shareholders of Shaanxi Jiali, in which Shaanxi Jiali and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi’an Coova. Under the agreement, Xi’an Coova manages the operations and assets of Shaanxi Jiali, controls all of the cash flows of Shaanxi Jiali through a bank account controlled by Xi’an Coova, is entitled to 100% of earnings before tax of Shaanxi Jiali, a management fee, and is obligated to pay all payables and loan payments of Shaanxi Jiali. In addition, under the terms of the Management Entrustment Agreement, Xi’an Coova has been granted certain rights which include, in part, the right to appoint and terminate members of Shaanxi Jiali’s Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Shaanxi Jiali will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Xi’an Coova exercises its option. The agreement does not terminate unless the business of Shaanxi Jiali is terminated or Xi’an Coova exercises its option to acquire all of the assets or equity of Shaanxi Jiali under the terms of the Exclusive Option Agreement as more fully described below and completes the acquisition of Shaanxi Jiali.

In order to induce Shaanxi Jiali to enter into the Management Entrustment Agreement, Xi’an Coova, through its parent company Asia-Pharm, issued an aggregate of 12,000,000 shares of Asia-Pharm’s common stock to the shareholders of Shaanxi Jiali which was allocated based on their respective pro rata ownership of Shaanxi Jiali.

In order to give Xi’an Coova further control over Shaanxi Jiali, the Shaanxi Jiali shareholders and Xi’an Coova, a wholly owned subsidiary of China Children in the PRC, entered into a shareholders’ Voting Proxy Agreement (the “Voting Proxy Agreement”) whereby the Shaanxi Jiali shareholders irrevocably and exclusively appointed the members of Xi’an Coova’s board of directors, as their proxies to vote on all matters that require Shaanxi Jiali shareholder approval, including, without limitation, the right to appoint members of the board of directors of Shaanxi Jiali. The agreement further provides that Shaanxi Jiali will appoint all of the board of directors of  Xi’an Coova as its board of directors and if Xi’an Coova’s board of directors undergoes any changes, Shaanxi Jiali must remove and appoint the same members to its board. The agreement terminates upon the exercise of the option by Xi’an Coova to purchase the shares of Shaanxi Jiali as described below and is governed by the laws of the PRC.

In order to permit Shaanxi Jiali to become an indirectly wholly owned subsidiary of China Children when permitted under PRC law, Xi’an Coova, Shaanxi Jiali and the Shaanxi Jiali shareholders entered into an exclusive option agreement (the “Exclusive Option Agreement”) whereby the Shaanxi Jiali shareholders granted Xi’an Coova an irrevocable and exclusive purchase option (the “Option”) to acquire Shaanxi Jiali’s equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity’s assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration. Accordingly, we will consider exercising the Option under such circumstances we believe will be in our best interests and our shareholders and the Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Shaanxi Jiali, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The agreement may be terminated by agreement of all parties or by with 30 days notice and is governed by the laws of the PRC.

In order to further solidify China Children’s rights, benefits and control of Shaanxi Jiali through its ownership of  Xi’an Coova under the Entrusted Management Agreement, Voting Proxy Agreement and Exclusive Option Agreement, Xi’an Coova and the Shaanxi Jiali shareholders entered into a share pledge agreement (the “Share Pledge Agreement”) whereby the Shaanxi Jiali shareholders pledged all of their equity interests in Shaanxi Jiali, including the proceeds thereof, to guarantee the performance by the shareholders of all of the agreements they entered into with Xi’an Coova. Upon breach by any of the shareholders of any of the Management Entrustment Agreement, Voting Proxy Agreement, the Exclusive Option Agreement or the Share Pledge Agreement, Xi’an Coova is entitled by operation of law to become the beneficial owner of the shares of Shaanxi Jiali. Prior to termination of the Share Pledge Agreement, the pledged equity interests of Shaanxi Jiali cannot be transferred without  Xi’an Coova’s prior written consent. The provisions of the Share Pledge Agreement and the Voting Proxy Agreement work together to give the board of directors of Xi’an Coova control over transfers by the shareholders of Shaanxi Jiali . The agreement will not terminate until agreed to by all of the parties in writing and is governed by the laws of the PRC.

Reorganization and Revised Structure

The organization and ownership structure of the Company subsequent to the consummation of the August 2008 Management Entrustment Agreement and related agreements as summarized in the paragraphs above was as follows:

 The following diagram sets forth the current corporate structure of China Pediatric Pharmaceuticals, Inc., giving effect to the merger transaction consummated on September 30, 2009 and the Name Change Transaction consummated on October 9, 2009:

Subsidiaries

As a result of the Merger Transaction, China Children and Xi’an Coova are our wholly-owned subsidiaries. Shaanxi Jiali, the entity through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

Our Business

Our operations are headquartered in Xi’an, Shaanxi Province, China. Through our operating entity, Shaanxi Jiali, we are a profitable, mid-sized Chinese pharmaceutical company that identifies, discovers, develops manufactures and distributes both prescription and over-the counter drugs (including conventional Western medicines as well asTCMs) primarily for the treatment of some of the most common children’s ailments and diseases.  Approximately 81% of our products are intended for children’s use and approximately 19% of our products are intended for adult use.

Our operating company, Shaanxi Jiali, has its own manufacturing facility located in Baoji, Shaanxi Province. Our manufacturing facility was issued a Good Manufacturing Practices (“GMP”) certification by the State Food and Drug Administration (“SFDA”) in 2004, which has been approved for renewal as of April 2010.  The Chinese government agency, SFDA, is analogous to the Food and Drug Administration (“FDA”) in the United States. Unlike the FDA, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs.

GMP is an internationally-recognized standard for pharmaceutical plant design and construction. GMP has been defined as “that part of quality assurance which ensures that products are consistently produced and controlled to the quality standards appropriate for their intended use and as required by the marketing authorization” (World Health Organization). GMP covers all aspects of the manufacturing process: defined manufacturing process; validated critical manufacturing steps; suitable premises, storage, transport; qualified and trained production and quality control personnel; adequate laboratory facilities; approved written procedures and instructions; records to show all steps of defined procedures taken; full traceability of a product through batch processing records and distribution records; and systems for recall and investigation of complaints.

We were awarded the National High-tech Enterprise Award by the Shaanxi Technology Administration in 2006.  As a result of receiving the National High-tech Award Shaanxi Jiali is entitled to the “Two exemption Three half” tax holiday based on the local government’s policy to encourage outside investment into the locality. According to PRC tax laws, “Two exemption Three half” policy means foreign investment enterprises including Shaanxi Jiali may enjoy an exemption from corporate income tax for 2 years starting from its first profitable year, followed by 3 years at a rate that is one half of the regular rate for corporate income tax.   The Company enjoyed this benefit through fiscal year 2010 and for fiscal year 2011, the tax rate will return to the regular rate.

We distribute our high value, branded medicines, both OTC and prescription, through exclusive territory agents who sell our products directly to local pharmacies who in turn sell them to their retail customers.

Principal Products

In the fiscal year ended December 31, 2010, our revenues were principally derived from sales of 26 products listed below, of which 7 products are adult Western medicine products and 19 are finished pediatric TCM products. We have SFDA approval for all medicines that we market. Detailed information is provided in the table of products below.

We currently have 26 products that are manufactured by both our in-house production facility and through third-party manufacturers (“OEM Companies”).  Of these products, 13 are produced in-house at our production plant:

Table of Products Manufactured by Shaanxi Jiali

Manufacturer	Brand Name &Product	Type: Prescription/ OTC Conventional OTC TCM	Primary Function
Shaanxi Jiali	Cooer Xiaoer Radix lsatidis Granule (5g)	OTC TCM	Treatment for inflammation and pain.
Shaanxi Jiali	Qingsongling Radix lsatidis Granule (10g)	OTC TCM	Treatment for inflammation and pain.
Shaanxi Jiali	Cooer Xiaoer Da shanzha Granule	OTC TCM	Treatment for indigestion.
Shaanxi Jiali	Cooer Xiaoer Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleale Granule	OTC Conventional	Treatment for inflammation, pain and fever.
Shaanxi Jiali	Qingsongling Series Erythromycin Estolate Granule	OTC Conventional	Treatment for indigestion.
Shaanxi Jiali	Qingsongling Series Compound Danshen Tablet	OTC TCM	Treatment for heart and blood conditions.
Shaanxi Jiali	Qingsongling Series Ganmao Tuire Granule	OTC TCM	Treatment for inflammatory and pain.
Shaanxi Jiali	Qingsongling Series Qingrejiedu Tablet	OTC TCM	Treatment for respiratory tract inflammation.
Shaanxi Jiali	Qingsongling Series Erythromycin Ethylsuccinate Tablets (0.125 g)	OTC Conventional	Treatment for indigestion.
Shaanxi Jiali	Qingsongling Series Yuanhu Pain killer	OTC TCM	Treatment for pain.
Shaanxi Jiali	Qingsongling Series Vitamin C Tablets (50mg)	OTC Conventional	Vitamin
Shaanxi Jiali	Xianzhi Series Kechuanqing Tablet	Prescription	Treatment for bronchitis and asthma.
Shaanxi Jiali	Qingsongling Series Paracetamol,Caffein,Atificial Cow-bezoar and chlorphenamine Maleate Capsules	OTC Conventional	Treatment for common colds.

The table below represents our 13 of our medicines that are produced by OEM Companies.

Table of Products Manufactured by OEM Companies

Manufacturer	Brand Name &Product	Type: Prescription/ OTC Conventional OTC TCM	Primary Function
OEM: Hubei Kanger Jian Bioengineering Co. Ltd.	Cooer Jin 21 Multivitamin Chewing Tablets	OTC Conventional	Vitamin.
OEM: Hubei Kanger Jian Bioengineering Co. Ltd.	Cooer Lacidophilin Granules	OTC Conventional	Treatment for indigestion and diarrhea.
OEM Partner: Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaochaihu Granules	OTC TCM	Treatment for indigestion.
OEM Partner: Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaoer Expectorant Granules	OTC TCM	Treatment for coughs.
OEM: Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaoer Throat-cleaning Granules	OTC TCM	Treatment for throat pain.
OEM : Taiji Group Sichuan Nanchong Pharmaceutical Factory	Cooer Xiaoer Cough-curing Syrup	OTC TCM	Treatment for coughs.
OEM: Xi’an KeLi Pharmaceuticals Co. Ltd.	Cooer Xiaoer Xishi Granule	OTC TCM	Treatment for indigestion and diarrhea.
OEM: Xi’an KeLi Pharmaceuticals Co. Ltd.	Cooer Xiaoer Kechuanling Granule	OTC TCM	Treatment for respiratory tract infection and coughs.
OEM: Xi’an KeLi Pharmaceuticals Co. Ltd.	Cooer I+1 Suit	OTC Conventional	Treatment for fever.
OEM : Fosham City Yichuang Biochemistry Science and Technology Co. Ltd.	Cooer Fever Release Paste	OTC TCM	Treatment for fever.
OEM: Jiyuan City, Taiji Medical Supplies Co. Ltd.	Cooer Paste for Pediatric Diarrhea	OTC TCM	Treatment for diarrhea.
OEM Partner: Jiyuan City, Taiji Medical Supplies Co. Ltd.	Cooer Paste for Pediatric Cough & Asthma	OTC TCM	Treatment for asthma and coughs.
OEM: Jiyuan City, Taiji Medical Supplies Co. Ltd.	Cooer Paste for Pediatric Cold	OTC TCM	Treatment for the common cold.

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

Xianzhi Brand Product

The Xianzhi product line is focused on the adult medicine market. Xianzhi series includes one product which is prescription medicine (TCM).  The Xianzhi product line has one product for treatment for chronic bronchitis and asthma.

Marketing and Sales

Shaanxi Jiali’s high value branded prescription and OTC medicines are distributed through the following distribution channel: Pharmaceutical Manufacturer (Shaanxi Jiali) - Exclusive Agents - Pharmacies – Patients.

Shaanxi Jiali currently sells its products through 17 exclusive territory agents in 9 provinces throughout China. The exclusive territory agents sell the Company’s products directly to local pharmacies in their assigned territory. This method of distribution minimizes the Company’s need to maintain a large direct sales force.

Exclusive Territory Agents

Shaanxi Jiali has entered into contracts with Exclusive Territory Agents for the sale and distribution of our products to local pharmacies in the agent’s respective exclusive territory, whereby the agent receives approximately 10% commission as consideration for serving as the Company’s exclusive agent in that territory.  In 2008, we signed six Exclusive Territory Agent contracts, and as of December 31, 2009 we have increased our number of contracts to a total of fifteen. As of December 31, 2010, we have increased our number of contracts to a total of 17. These contracts are typically for a period of one year.  Neither party may transfer their rights under the agreement without the prior consent of the other party, or else the breaching party will incur damages of RMB50,000.  As the Company expands into new markets and gains more access to additional capital, we expect to increase the number of contracts with Exclusive Territory Agents.  Due to the favorable pricing terms we offer, we have not experienced any difficulties with finding new Exclusive Territory Agents should we terminate our relationships with existing agents.

Special Marketing Initiatives

Cooers Brand Initiative.   Shaanxi Jiali intends to further develop the series of products based on the Cooers Brand and designed to target the pediatric medicine market. These products will continue be sold through agents who in turn distribute to local pharmacies in their assigned territories. In addition, we are planning to enlarge our own sales team and promote our Cooer brand.

Regional Expansion Initiative.   Shaanxi Jiali intends to further expand its distribution channels by increasing the number of exclusive territory agents. These additional exclusive territory agents will be contracted to distribute Shaanxi Jiali products to local pharmacies in several additional provinces or regions throughout China.

Status of Publicly Announced New Products

We expect that the following products in our development pipeline will generate growth in our revenue in the next few years. We expect to launch commercial production for the five products for which we have applied for SFDA approval.

Development Status of Key Products in our Pipeline as of December 31, 2010 :

Proposed Manufacturer	Name of Brand and Product name	Type: Prescription/ OTC Conventional/ OTC TCM	Primary Function	Application No.	SFDA Application Date	SFDA Application Status

Shaanxi Jiali	Cooer Xiaoer Fuxiening Granules	OTC TCM	Treatment for common cold symptoms	CYZS0800023	Nov.28, 2007	Received first round of comments from SFDA in June 2010. Approval is not expected before 2012.

Shaanxi Jiali	Cooer Xiaoer Kechuanling Granule	OTC TCM	Treatment for common cold symptoms	CYXS0700240	Apr.29, 2008	Received first round of comments from SFDA in June 2010. Approval is not expected before 2012.

Shaanxi Jiali	Cooer Xiaoer Kangganjiedu Granules	OTC TCM	Treatment for common cold symptoms	CYZS0700239	Nov.28, 2007	Received first round of comments from SFDA in June 2010. Approval is not expected before 2012.

Shaanxi Jiali	Cooer Xiaoer Digesting Tablet	OTC TCM	Treatment for indigestion and strengthening the stomach	CYZS0700241	Nov.28, 2007	Received first round of comments from SFDA in June 2010. Approval is not expected before 2012.

Shaanxi Jiali	Cooer Xiaoer Jianpibuxue Granules	OTC TCM	Treatment for iron-deficiency anemia strengthening the spleen and enriching the blood	CYZS0700312	Nov.28, 2007	Received first round of comments from SFDA in June 2010. Approval is not expected before 2012.

During the years ended December 31, 2010 and 2009, we spent approximately $2.46 million and $2.97 million on marketing, respectively.

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

Competition

Company research indicates that there are primarily two competitors in the pediatric pharmaceutical market that are comparable in R&D, manufacturing scale and brand awareness. They are BMP Sunstone Corp. (“BMP Sunstone”), which manufactures pediatric and gynecological medicine under the brand “Good Baby” and “Confort”, and China venture capital market listed company Hainan Honz Pharmaceuticals Co., Ltd.(“Honz Pharma”), which manufactures pediatric prescription medicines. A comparison of these two companies to China Pediatric is provided below:

Comparison of Primary Competitors

	China Pediatric	BMP Sunstone	Hainan Honz Pharmaceuticals Co., Ltd

Market Position	Both develops and manufactures pediatric OTC medicines. With 9 OEM factories and 17 strategic partners, our network has extended to community clinics. Sales were approximately $24.47 million in 2010.
Both develops and manufactures gynecological and pediatric medicines. There are 35 offices in prefecture-level cities. Sales of its Good Baby series of products were approximately $125 million during the first nine months of 2010.
Both develops and manufactures pediatric prescription medicine Sales were approximately $46 million in 2010.

Brand Awareness
We have our own Pediatric medicine brand “Cooer”, but expand our brand awareness primarily through marketing and customer service and less through direct advertising.  We are planning to launch further advertising efforts.
		Pediatric medicine brand “Good Baby” has been designated a Chinese famous brand. Sunstone expands its brand awareness through substantial advertising and marketing.	Prescription pediatric medicine brand “Ruizhiqing”. But prescription medicines are forbidden to do advertising.

Manufacturing Scale	Production capacity of approximately $13 million. Actual production totaled about $7.9 million in 2010. Company has 9 OEM cooperating factories.	Production capacity of approximately $183.585 million. Actual production totaled about $146.868 million in 2009, of which $114,997,644 represented sales from pediatric medicine.	Production capacity of approximately $46 million. Actual production totaled about $46 million in 2010.

Products	Nearly 30 medicine products, including pediatric medicines for common use and pediatric nutritional supplements.	Nearly 20 pediatric medicine products, including pediatric medicines for common use and pediatric nutritional supplements.	7 pediatric prescription medicine products.

Customer Service	Professional customer service center in Xi’an that provides both pre-sales and after-sales consultations to distributors and consumers.	Provides after-sales service.	Provides after-sales service.

Price	Average price is $ 0.85 per box.	Average price is $ 1.20 per box.	Average price is $ 1.76 per box.

R&D
Cooperation with Shaanxi Research Institution of Chinese Traditional Medicines, Xi’an Jiaotong University and the Fourth Military Medical University. 5 pediatric medicines have been submitted to SFDA for approval.
		Invested $1,906,000 in R&D in 2009, including the development of 13 pediatric medicines.	The company researches and developments the new products by way of combinations of independent research and development and cooperation with domestic research institutions.

*Data with respect to BMP Sunstone Corp and Hainan Honz Pharmaceuticals Co., Ltd. is derived from such companies' corporate website and, with respect to BMP Sunstone Corp, the company's publlic filing with the SEC.

Notwithstanding the above, we have been actively developing our business to build the following competitive advantages:

1.     Positioning in the pediatric medicines market: Shaanxi Jiali has positioned itself as an early entrant in the developing pediatric segment of the pharmaceutical market, focusing on the research and development, manufacture and sales of pediatric medicine.

Despite the heavy requirements it places on its participants, the PRC pediatric medicine market and is growing at a steady rate. According to data from the Southern Medicine Economic Institute, a PRC research institute which is affiliated with the SFDA, among the 7145 pharmaceutical preparations in 2008 that were authorized and marketed in the PRC (including generic names and formulations), there were only 500 pediatric drugs (including 320 TCMs), or approximately 7%, that provided clearly specified dosages and usage applications for children/infants. The pediatric market provides a greater opportunity for growth than the adult pharmaceutical market and, according to the Southern Medicine Economic Institute, it has kept a steady 11.64% average annual growth rate over the past 6 years.

Based on Shaanxi Jiali’s as well as general industry experience, we estimate that  a drug (be it for adult or pediatric use) generally takes at least five years to from product development to commercial launch, as the drug must be developed, undergo clinical trials, and clear the SFDA approval process before it is ready to enter the market.  Due to the special considerations of the child consumer, the manufacture and sale of pediatric pharmaceuticals are more heavily regulated due to greater concerns about safety and dosage effectiveness in children/infants than adults.  Additionally, these products must first be tested before they are marketed, and it is more difficult to find child/infant test subjects to conduct clinical trials. According to the data from the Southern Medicine Economic Institute, which is affiliated with the SFDA, a new drug generally takes at least five years to research and develop and obtain the SFDA approval.  As such, due to the substantial resources and time inputs that are required to develop new drugs and the current size of the pediatric market, established manufacturers who have enjoyed their market share in the larger adult pharmaceutical industry may not feel the need to expand into the more limited pediatric market and will require professional research teams with long-term expertise to do so.

2.     Diversity of products: After long-term efforts, the company's competitive line of “Cooer” products includes a total of 26 products spanning six product categories (as grouped by treatment type, such as Anticold, Antidiarrheal, Nutritional supplements, Digestion, Antibiotics, Antitussive (cough suppressants)), and the clinical effects of our products have been recognized by our customers and have been well-received at pharmaceutical sales conferences and exhibitions. The distinguishing feature of our Cooer products is the comprehensive coverage that our products span the entire conventional pediatric medicine market in China. Although our competitors also produce a number of pediatric drugs, their product range is not as diverse and do not span all six product categories described above. We believe that we dominate the pediatric medicine industry in terms of our marketing capability, concentration and expertise in the pediatric sector.  Our other competitors either act as OEM manufacturers for other companies or produce but do not specialize in the pediatric field of pharmaceuticals.

In the short term, we believe that our competitive advantages will be difficult to be surpassed: unlike our competitors, we concentrate the majority of our R&D, sales, and manufacturing efforts on the pediatric pharmaceutical market. What’s more, as a managing director of Shaanxi Pharmaceutical Association in China, we can make full use of the R&D resources of Shaanxi province and have done so by teaming with reputable R&D partners, such as the Shaanxi Research Institution of Chinese Traditional Medicines. We believe that we have strong manufacturing capabilities, both through our in-house production and utilization of OEM partners to fulfill our manufacturing requirements. We have also established strategic partnerships with 15 exclusive distribution agents in 2009, we increased our strategic partnerships to 17 exclusive distribution agents in 2010, which we believe have given our products a competitive edge in the pediatric pharmaceuticals market.

Our Future Goals and Plans for Expansion

There are certain opportunities for growth that we intend to seize by employing the following growth strategies:

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

Currently China has about 3,500 drug companies, falling from more than 5,000 in 2004, according to the National Development & Reform Commission of China. The number is expected to drop further. The domestic companies compete in the $10 billion market (according to the National Development & Reform Commission of China) without a dominant leader. Most often cited adverse factors include a lack of protection of intellectual property rights, a lack of visibility for drug approval procedures, a lack of effective governmental incentives, poor corporate support for drug research and differences in the treatment in China accorded to local and foreign firms. The profile of the pharmaceutical industry in China remains very low. According to the National Development & Reform Commission of China, China accounts for approximately 20% of the world’s population but only 1.5% of the global drug market. In addition, according to the National Development & Reform Commission of China, as of 2008, China was the world's eighth largest drug market.

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

Low cost producer.  We benefit from focusing on a specialized division of the pharmaceuticals market, i.e., by focusing on pediatric medicine, and investing efforts into research and development of new pediatric drugs.  We also plan to build about our specialty and early market entry advantage by building better facilities and equipment to increasingly automate our manufacturing process.  We believe that these efforts will lower our production costs in the following respects:

1.   Research and Development.  As an early market entrant, we have accumulated a large amount of confidential data from our experiences in the industry and our prior research and development efforts that we believe (it is a matter of opinion and not of fact) enables to have first access and lead-time advantages to the pediatric market. Pediatric medicine has a long R&D term with high costs and risks.  Challenges to effective R&D include the difficulty of employing accurate methods to monitor trial dosages and finding suitable child test subjects who adhere to testing requirements.  Such challenges have served as a deterrent for many companies who have eyed the pediatric pharmaceutical market. Since Shaanxi Jiali focused on the pediatric field early on, it has already passed the difficult initial stage and no longer incurs the large up-front costs that a new entrant would require.

2.   Manufacturing.  We are continually optimizing and technologically upgrading production lines to make them suit the nature of pediatric medicine, including improvements to our granule packaging line in order to improve the safety of our products.

Standard packing bags for granules have three layers: (1) the first packing layer (the outermost layer); (2) the second protective layer (the middle layer, which is the thickest layer and mainly plays a protective role in providing structure and resisting moisture, pressure and gas leakage; and (3) the innermost layer which is in direct contact with the medicine.  Currently pediatric pharmaceutical manufacturers generally make the first and third layers of the same materials and most manufacturers make the second layer out of the blend of aluminum and plastic.

In order to meet and improve upon the more stringent safety requirements of pediatric medicine, the second layer of our granule bags are made out of pure aluminum, which enhances the airtightness of the package and improves the safety of the medicine. To do so, we purchased a DXDB80 granule bag packing machine in 2007 to deal with the deficiency that our older machines could not package our granule products with the pure aluminum packaging materials.  We also required our OEM factories, Xi’an KeLi Pharmaceuticals Co. Ltd, and Sichuan Nanchong Pharmaceutical Factory, to purchase the same granule bag packing machines, so that the production lines of all our OEM factories can meet our internal quality control standards.

Given the special considerations involved in manufacturing pediatric medicine, it is difficult for larger, more established pharmaceutical manufacturers to produce pediatric medicine on a general product line, while up-and-coming companies encounter high cost barriers in recruiting the talent and expertise need to construct product lines suitable for pediatric pharmaceutical products. We also currently have partially automated production lines and plan to advance our technology towards full automation, which will help in the long term to lower our production costs.

3.   Acquisitions.  We are considering expanding our production capacity by acquiring existing pharmaceutical facilities or manufacturing entities.  We believe this will be a quick and efficient way of increasing and diversifying our capabilities.

4.   Human Resources.  We are continually striving to reduce human resources costs by improving our management oversight and training of our manufacturing department employees to enhance the capability and productivity of our workers.

We plan to enhance the quality of our products to ensure that we remain in compliance with the PRC’s higher thresholds and intend to broaden our national market share of our Cooer series of products.  We may also decide to acquire other small and medium enterprises that process certain competitive advantages to assist us in our goal of becoming the No. 1 brand for Chinese pediatric pharmaceuticals.

We also intend to capitalize on the opportunities granted from any integration of the distribution of pharmaceuticals by establishing strategic and cooperative relationships with more distributors that will secure reliable agents, extend the reach of our distribution networks, and improve turnover of goods.

Customers

Shaanxi Jiali has entered into contracts with Exclusive Territory Agents for the sale and distribution of our products to local pharmacies in the agent’s respective exclusive territory, whereby the agent receives approximately 10% commission as consideration for serving as the Company’s exclusive agent in that territory.  These agents serve as our primary customers for our products.  In 2009, we signed 15 Exclusive Territory Agent contracts and in 2010, we signed 17 Exclusive Territory Agent contracts.  These contracts are typically for a period of one year.

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2010 are as follows:

	Customer Name	% of Sales
1	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	9%
2	Xi’an Zaolutang Kushidai	9%
3	Hunan Jiuwang Pharmaceuticals Co., Ltd	8%
4	Zhengzhou Tianhe Pharmaceuticals Co., Ltd	8%
5	Hangzhou Zhencheng Pharmaceuticals Co.Ltd	8%

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2009 are as follows:

	Customer Name	% of Sales
1	Xi’an Zaolutang Kushidai	11.61%
2	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	10.90%
3	Hunan Jiuwang Pharmaceuticals Co., Ltd.	8.86%
4	Hangzhou Zhencheng Pharmaceuticals Co., Ltd.	8.77%
5	Shandong Yaoshan Pharmaceuticals Co., Ltd	8.59%

Raw Materials and Principal Suppliers

The primary raw materials used to manufacture our products include various medicinal herbs, which we obtain from numerous qualified suppliers with national qualifications. We also enter into supply agreements for many other materials used to manufacture and package our products. Shaanxi Jiali has written agreements with substantially all of its suppliers.  These agreements typically take the form of one-time purchase orders with requirements for one-time delivery and one-time payments.  The agreements give the Company the right to inspect the materials purchased for quality and quantity compliance.

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2010 are as follows:

	Supplier	Type of Raw Material Purchased	% of Raw Material Costs
1	Xianyang wenHui Yinwu Co.Ltd	Packaging materials such as cartons, boxes and instruction books	28.22%
2	Shaanxi Aokesen Laboratory Co., Ltd	Excipients/nonactive ingredients	19.65%
3	Baoji Chencang Qu JieLi Carton Factory	Packaging materials such as cartons, boxes and instruction books	15.58%
4	Baoji Weixin Tangye Wholesale Shop	Sugar, Amylum	13.46
5	Baoji Meixian Lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Active TCM ingredients	12.32%

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2009 are as follows:

	Supplier	Type of Raw Material Purchased	% of Raw Material Costs
1	Shaanxi Dayang Mark Co.,Ltd.	Packaging materials	13.14%
2	Xianyang Wenhui Printing Co., Ltd.	Packaging materials	12.17%
3	Baoji Meixian Lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Active TCM ingredients	11.12%
4	Baoji Weixin Tangye Wholesale Shop	Sugar	10.20%
5	Shaanxi Aokesen Laboratory Co., Ltd	Excipients/nonactive ingredients	7.75%

Intellectual Property

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

Patents

Because the concept and implementation of intellectual property protection is somewhat new in the PRC, the PRC government offers two types of IP protection for manufacturers of pharmaceutical products: the medicine production technique patent and medicine invention formula patent.  A company can obtain “legal” protection for the manufacture of its proprietary products by applying for a patent with the State Patent Bureau.  This patent will apply not only to the particular formulation for the medicine, but also the production technique and/or dosage form or type for such medicine.  A state-issued patent is afforded a period of 20 years of protection.

Separately, certain over-the-counter TCM products which have received SFDA approval are afforded certain intellectual property rights. A company can apply for “administrative” IP protection for the production technique of its SFDA-approved product with the SFDA.  The SFDA administrative protection lasts for 8 years and only covers the production technique for the particular dosage type.  In PRC, illegal infringements of production technique patents are widespread. A tiny modification to a filed medicine production technique might be construed as a new one and argued as not violating the patent laws.  Invention formula patents are as easily imitated as production technique patents. However, since only one SFDA production certificate can be issued on new branded medicine based on the major pharmaceutical ingredients used, a minor modification to the formula would not warrant a new SFDA production certificate. This means that, even if another manufacturer gets to know a patented formula, it would not be able to produce it in the PRC without the proper SFDA production certificate.

Once the SFDA protection has expired, it cannot be renewed, except under special circumstances as to be determined at the SFDA’s discretion.  Once the SFDA protection period has expired, a company may apply for patent protection.

To a large extent, we rely on SFDA protection regulation to protect our intellectual property rights with respect to our products.  Except for the two patents that we have received and described further below, all other products are protected under the SFDA.

Two types of medicine-related patents exist in PRC: the medicine production technique patent and medicine invention formula patent.

Shaanxi Jiali currently holds two patents: ZL03 1 08011.1 for the treatment of chronic bronchitis and ZL 03 1 08012.X and for the treatment of dermatosis.  Only one patented medicine, ZL03 1 08011.1, is currently being produced.

Product Description	Patent No.	Published date	Expiration Date	Product Brand
A Chinese Traditional Medicine for the treatment of chronic bronchitis disease and the pharmacy	ZL03 1 08011.1	Sept. 14, 2005	Sept. 13, 2025	Xianzhi

A Chinese Traditional Medicine for the treatment of dermatosis and gynecology disease and the pharmacy	ZL 03 1 08012.X	Sept. 14, 2005	Sept. 13, 2025	Not under production.

Trademarks

Shaanxi Jiali currently holds nine registered trade names for the following medicine names and logos: Sanseqi (logo), Cooer, Tailaishi, Qingsongling, Beishiting, Zhiben, Xianzhi, Chugan, Yunlaitongjingbao and has filed trademark applications, the approvals of which are pending, for 3 other medicine names or general trademarks.

The Sanseqi logo for which we have obtained a trademark appears below:

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

Research and Development

We develop new products through an arrangement with the Shaanxi Research Institution of Chinese Traditional Medicines, in Xi’an. We expect to continue to develop additional new drugs under this method.

Shaanxi Jiali’s in-house Research & Development department coordinates and supervises the contract based outsourced R&D processes. Shaanxi Jiali’s Research & Development had a staff of five during the years ended December 31, 2009 and 2010.

Shaanxi Jiali entered into a Medicine Research and Development Agreement with the Shaanxi Research Institute of Chinese Traditional Medicines (“SRICTM”) on December 10, 2007.  Under the terms of the Medicine Research and Development Agreement the Shaanxi Research Institute of Chinese Traditional Medicines was contracted for the research and development and for the application of productional approval of five new “pediatric cold treatment medicines”: Cooer Xiaoer Fuxiening Granules; Cooer Xiaoer Kechuanling Granule; Cooer Xiaoer Kangganjiedu Granules; Cooer Xiaoer Digesting Tablet, and Cooer  Xiaoer Jianpibuxue Granules. Under the terms of the research and development agreement Shaanxi Jiali is committed to paying the    Shaanxi Research Institute of Chinese Traditional Medicines $293,000 for each of the five new products contracted for development. Under the terms of the research and development agreement Shaanxi Jiali owns the Intellectual Property rights for the five new pharmaceutical products developed by the Shaanxi Research Institute of Chinese Traditional Medicines.

If approved by SFDA, we will be authorized to commence manufacturing of these new products. Management has estimated that all new products would enter the market and generate net cash inflows from these projects would be expected to commence within six months of receiving approval.

Pursuant to the terms of Medicine Research and Development Agreement, at this stage of completion, we have prepaid all R&D expenses to SRICTM. Should the applications be rejected by the SFDA due to a technology-related error or any error of SRICTM, SCRICTM is contractually obligated under Sections 5.3, 7.3 and 10.1 of the agreement to refund all fees already paid under the terms of the Medicine Research and Development Agreement and Supplemental Agreement of Medicine Research and Development Agreement. Therefore, the Company recorded it as prepaid expense.

We did not obtain any certificates or approvals of drug production for any new drug batches during the fiscal year ended December 31, 2010. However, we expect to develop additional new drugs in 2011.

Government Regulation of Pharmaceuticals

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, of our products or product candidates are extensively regulated by governmental authorities in the PRC. Our sole sales market is presently in China. We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Additionally, we are subject to various regulations and permit systems by the Chinese government. These regulations and their impact on the business of Shaanxi Jiali are set forth in more detail below.

●
Drug Administration Law of the PRC was promulgated by the Standing Committee of National People’s Congress on February 28, 2001 and effective as of December 1, 2001, and its implemental rules were promulgated by the State Council on August 4, 2004 and effective as of September 15, 2002. According to Drug Administration Law of the PRC and its implemental rules, a pharmaceutical manufacturer is to obtain a Pharmaceutical Manufacturing Permit and the Drug Approval Number for each manufactured medicine from relevant SFDA’s provincial branch, which are valid for five years and are renewable upon application before expiration. Shaanxi Jiali is required to file for these approvals for each of its medicines and renew them prior to expiration.

●
Administration Regulations for Drug Registration was promulgated by the SFDA on July 10, 2007, and was effective as of October 1, 2007. Administration Regulations for Drug Registration specifies the requirements and procedures of obtaining a Drug Approval Number for new drugs, including the requirements for clinical trial of new drugs, procedures of registering imported medicines and report and approval procedures of generic medicines . The Drug Approval Number is valid for five years and can be re-registered upon expiration. Shaanxi Jiali is required to obtain a Drug Approval Number for each of its new drugs and reapply prior to the expiration date.

●
Good Manufacturing Practices (GMP) for Pharmaceutical Products , as revised in 1998 was promulgated by the SFDA on June 18, 1999 and became effective as of August 1, 1999, and the Authentication Regulations for Drug GMP was promulgated by the SFDA on September 7, 2005 and became effective on of October1, 2005.   A pharmaceutical manufacturer must meet the GMP standards and obtain the GMP Certificate with a five-year validity period from SFDA. Before the GMP Certification expires, the pharmaceutical manufacturer must apply again and complete the relevant procedures, which may take about 120 working days, to obtain a new GMP Certificate. On October 24, 2007, the SFDA issued the new guideline for authentication standards of GMP, effective as of January 1, 2008. The new guideline may result in a rise of cost for a pharmaceutical manufacturer to meet the new standards so as to maintain the GMP qualification. If a pharmaceutical manufacturer fails to obtain or maintain GMP Certification and still carry on its production, it will be fined and the Pharmaceutical Manufacturing Permit may be revoked under serious circumstances. Shaanxi Jiali received its first GMP certificate in November 2004 and has received approval for its renewal as of April 2010 after a temporary suspension of production between November 2009 and April 2010 while the renewal application was being processed.

Our GMP certificate expired on November 2, 2009.  It is not uncommon for companies in the pharmaceutical industry to suspend production while they are in application for a renewed permit in order to prepare for and accommodate GMP inspection. We applied to renew our GMP certificate prior to November 2, 2009, and as such we did not experience any penalties or delays in the processing of our application. Because, however, we experienced an increase in customer orders toward the end of the calendar year, we continued production until November 2, 2009 in order to meet all of our customers’ needs.

The SFDA generally takes about three to four months to review GMP renewal applications and as a result, we did not receive preliminary approval for the renewed certificate until April 2010.  Between November 2009 and April 2010, while our application for renewal was being processed and our facilities underwent standard GMP review and inspection, we temporarily suspended production during the application period.  During this time, we worked with our OEM partners to meet our manufacturing needs.  We also experienced a lower demand for our products during this period due to China’s Spring Festival holiday in the month of February. As such, we continued to have sales between November 2009 and April 2010 even though we did not manufacture any products in-house and were able to use our OEM manufacturers to meet all of our customers’ needs.  Since April 2010, when we were notified that the SFDA had approved our application, we have resumed regular production.

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

●
Administration Regulations for Drug Instructions and Labels was promulgated by the SFDA on March 15, 2006 and was effective as of June 1, 2006. According to Administration Regulations for Drug Instructions and Labels, the contents of instructions and labels of each drug must be approved by the SFDA, and the smallest packing unit of drug shall be attached with instructions. Shaanxi Jiali received approval and maintains drug labeling in conformance with the regulations for its existing products and must do so for new products.

●
Supervision Administration Regulations for Drug Distribution was promulgated by the SFDA on January 31, 2007 and effective as of May 1, 2007. According to Supervision Administration Regulations for Drug Distribution, a pharmaceutical manufacturer can only sell drugs produced by itself, and it shall not sell drugs produced by other manufacturers or produced by itself but for commissioning manufacturing purpose. Shaanxi Jiali does not resell any other pharmaceutical manufacturers drugs.

●
Regulations for Drug Advertisement Censoring was promulgated by the SFDA and State Administration for Industry and Commerce (the “ SAIC ”) on March 13, 2007 and effective as of May 1, 2007. Standards for Drug Advertisement Censoring and Publication promulgated by the SFDA and the SAIC   on March 3, 2007 and effective as of May 1, 2007. According to Regulations for Drug Advertisement Censoring, a pharmaceutical manufacturer must obtain a Drug Advertisement Approval Number from the provincial branch of the SFDA which is valid period of one year if the drug advertisement describes the functions or benefits of a drug. However, if an over the counter drug advertisement in any media, or a prescription drug advertisement in professional medical magazine, only refers to the name of the drug, including the general name and commercial name, without any other addition promotional information, the advertisement does not need to be censored or approved. Shaanxi Jiali obtained a Drug Advertisement Approval Number and reviews all of its over the counter and prescription drug advertisements so that it is in conformance with the regulations relating to advertising its products.

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

Shaanxi Jiali's receipt of the GMP certificate and approval by the SFDA of its prescription and OTC drugs represents a significant competitive advantage as these approvals present a significant barrier to entry by new companies. Any new products may not pass the clinical review and testing process which can negatively affect cash flow and income.

Compliance with Environmental Law

We comply with the Environmental Protection Law of PRC as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

Environmental Regulation

We comply with the Environmental Protection Law of PRC as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

China Pediatric Pharmaceuticals’ operation and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in China. Relevant laws and regulations include provisions governing air emissions, water discharges and the management and disposal of hazardous substances and wastes. The PRC regulatory authorities require pharmaceutical companies to carry out environmental impact studies before engaging in new construction projects to ensure that their production processes meet the required environmental standards.

China Pediatric Pharmaceuticals maintains controls at its production facilities to facilitate compliance with environmental rules and regulations. China Pediatric Pharmaceuticals is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has it been subject to any action made by any environmental administration authorities of the PRC. To management’s knowledge, China Pediatric Pharmaceuticals’ operation meets or exceeds the existing requirements of the PRC.

Advertising Laws

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

Price Controls

The prices of approximately 1,500 pharmaceuticals are presently set by the Chinese government. These constitute approximately 10% of all distributing drugs. The prices for the other 90%, or 12,000 pharmaceuticals, are established by the market (by the companies themselves). Corporations typically establish these prices based on operating costs, and market supply and demand. The Supervision Department of the Chinese government will intervene only if there is a significant fluctuation in prices or a monopoly develops in a particular drug. We have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly.

Employees

We have approximately 206 full-time employees, including 28 in management and administration, 106 in sales, marketing and distribution, 67 in production and quality control, and five in research and development. Our employees are neither unionized nor represented by a labor group for purposes of collective bargaining. We have good employee relations with little turnover in staff.

Item 1A.         Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Relating to Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Shaanxi Jiali commenced its current line of business operations on July 1, 1998 and received its Good Manufacturing Practices (“GMP”) certifications in November 2004.  These certifications must be renewed every five years for Shaanxi Jiali to stay in business. We have applied for renewal of all of our necessary GMP certifications, underwent routine review and inspection, and have received approval for these renewals in April 2010, with the renewed GMP certificate expected to be issued in early July 2010.  Notwithstanding the above, Shaanxi Jiali’s operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Shaanxi Jiali will maintain GMP approval for its products, maintain its profitability, or assure you that we will not incur net losses in the future. Pursuant to SFDA regulation, if there is a gap at any time in the validity of a company’s GMP certificate, it must suspend production or faces stiff fines and the risk that its authorization for production may be permanently revoked. We expect that Shaanxi Jiali’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

We have no equity ownership interest in Shaanxi Jiali. Our ability to control Shaanxi Jiali and consolidate its financial results is through a series of contractual agreements between Shaanxi Jiali and our wholly-owned subsidiary Xi’an Coova. The management of Shaanxi Jiali is an affiliate of us and of Xi’an Coova and the stockholders of Shaanxi Jiali are also our shareholders. Thus the Management Entrustment Agreement was not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Mr. Xia, our CEO and Chairman, holds approximately 35% of the shares of Shaanxi Jiali and approximately 21.44% of our common stock.  The Management Entrustment Agreement may be terminated upon the termination of the business of Shaanxi Jiali or upon the date upon which Xi’an Coova completes the acquisition of Shaanxi Jiali. Any other termination would be a breach of the agreement. While the Company has been advised by its PRC counsel that the Management Entrustment Agreement is legal and enforceable under PRC law, these affiliates control the parties to the Management Entrustment Agreement and it could be possible for them to cause Shaanxi Jiali to breach the Management Entrustment Agreement and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Shaanxi Jiali decides to breach the Management Entrustment Agreement, the risk of loss of the affiliated shareholders of Shaanxi Jiali could be lower than unaffiliated investors and the interests of the management and shareholders of Shaanxi Jiali would be in conflict with the interest of our other stockholders.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our intenal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2010, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Jun Xia, our Chief Executive Officer and Chairman of the Board perform key functions in the operation of our and Shaanxi Jiali’s business. There can be no assurance that Shaanxi Jiali will be able to retain Mr. Xia after the term of their employment contracts expire. The loss of Mr. Xia could have a material adverse effect upon our business, financial condition, and results of operations. Shaanxi Jiali must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

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

We face marketing risks.

Newly developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside the PRC, we must develop and manufacture our products to accurately target specific markets to ensure product sales. We have spent approximately $28,478 and $16,616 on market research during the years ended December 31, 2010 and 2009, which account for 0.1% of net sales in both years.  If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earnings.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. Shaanxi Jiali currently holds 2 patents and 9 trademarks and has filed for trademark protection for additional names and brands of its products sold in the PRC. We also have certain limited administrative SFDA protection for our non-patented products. However, it is possible for its competitors to develop similar competitive products even though we have taken steps to protect our intellectual property. If we fail to protect Shaanxi Jiali’s intellectual property adequately, competitors may manufacture and market products similar to Shaanxi Jiali.

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

We expect to file additional patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

Currently, the SFDA does not automatically stay drug registration approval upon initiation of an infringement lawsuit by a third party. At present, we must wait until a copycat manufacturer has received marketing approval from SFDA before we can bring an infringement lawsuit. Furthermore, PRC courts have been hesitant to issue preliminary injunctions to suspend sales until a final judgment is issued in the lawsuit. Our sales could be lowered were a competitor to infringe our intellectual property rights by marketing one or more versions of SFDA-approved drugs proprietary to us until we can curtail such infringement through legal action. Pursuing infringement lawsuits would require us to devote financial and management resources that could impact the results of our operations.

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

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We are not aware of any infringement claims that have been filed against us by third parties.  However, we may be required to commence or defend against charges relating to the infringement of patents or proprietary rights. Any such litigation could:

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

Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technology and platforms. During the year ended December 31, 2007, we spent $35,500 on research and development expenses, which amounted to 0.3% of our net sales. During the years ended December 31, 2009 and December 31, 2008, we have prepaid $955,900 and $808,800, respectively, of research and development expenses which amounted to 5.7% and 5.5%, respectively, of our net sales. We spent $49,242 on research and development in 2010.  We prepaid these expenses to Shaanxi Research Institution of Chinese Traditional Medicines (“SRICTM”), which develops certain drugs on our behalf.  Should the applications for these drugs be rejected by the SFDA due to a technology-related error or any error of SRICTM, SRICTM is contractually obligated under Sections 5.3, 7.3 and 10.1 of the agreement to refund all fees already paid by the Company under the terms of the Medicine Research and Development Agreement and Supplemental Agreement of Medicine Research and Development Agreement.   If we fail to make sufficient investments in research, be attentive to consumer needs or does not focus on the most advanced technology, our current and future products could be surpassed by more effective or advanced products of other companies.

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

In 1998, the SFDA introduced the GMP Certificate in order to promote quality and safety of pharmaceutical production.  The Good Manufacturing Practices were revised in July and October 2004.  We and our competitors are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, Shaanxi Jiali prepares documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation, tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years.

Shaanxi Jiali initially obtained pharmaceutical products permits by submitting its manufacturing processes and product tests to the SFDA who verified that its production processes and products met the standards by onsite inspections, review of test results and a determination that the market was not saturated by its products. The production permits are permanent once issued as long as they are renewed by the expiration date.  The GMP certificate is valid for a term of five years, and each must be renewed before its expiration, if applicable. Pursuant to SFDA regulation, if there is a gap at any time in the validity of a company’s GMP certificate, it must suspend production or face stiff fines and the risk that its authorization for production may be permanently revoked.

We own one facility in Baoji, Shaanxi Province, China. This facility is in compliance with Good Manufacturing Practice (GMP) standards and we received our initial GMP certificate on November 3, 2004. (Certificate No. Shaan F0076 for Baoji Production Base). We satisfied SFDA’s 5-year-test and got our new GMP certificate dated September 19, 2010 (Certificate No. Shaan L0411)

According to Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including Pharmaceutical Manufacturing Permit and Drug Approval Numbers, may be suspended or revoked prior to the expiration date under circumstances that include:

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

For the years ended December 31, 2010 and December 31, 2009, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

We enjoyed certain preferential tax concessions that ended at December 31, 2010, and loss of these preferential tax concessions will cause our tax liabilities to increase and our profitability to decline.

Shaanxi Jiali enjoyed preferential tax concessions wereby it was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007 and had had an income tax rate of 15% between January 1, 2008 and December 31, 2010, which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment expired on December 31, 2010. As a result, Shannxi Jiali’s tax liabilities will increase and its profits may accordingly decline. Additionally, the PRC Enterprise Income Tax Law (the "EIT Law") was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, the PRC will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Shaanxi Jiali at this time. Further, any future increase in the enterprise income tax rate applicable to it or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises, would have a material adverse effect on its results of operations and financial condition.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business .

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking Shaanxi Jiali’s business and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website www.xe.com, as of December 31, 2010, $1 = 6.61 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Shaanxi Jiali’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Shaanxi Jiali’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,602,350 as opposed to RMB 6,591,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Shaanxi Jiali has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $128,963  as opposed to $151,722 prior to the depreciation.

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

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC.

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

Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) projected sales, profitability, and cash flows, (b) growth strategies, (c) anticipated trends, (d) future financing plans and (e) anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipates,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and “Business,” as well as in this prospectus generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business.  However, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this prospectus. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stock. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

Investors may experience immediate and substantial dilution in net tangible book value per share of our common stock if they elect to exercise the warrants.

Investors may experience immediate and substantial dilution in net tangible book value per share of our common stock if they elect to exercise the Warrants. The exercise price of the Warrants may be substantially higher than the net tangible book value per share. Accordingly, if the selling stockholders exercise the Warrants, they will likely experience immediate and substantial dilution in the net tangible book value per share and further dilution if we issue shares of our common stock in the future. As a result of this dilution, in the event of our subsequent liquidation, the selling stockholders exercising their Warrants may receive significantly less than the full exercise price that they paid for the shares of our common stock.

Item 1B.         Unresolved Staff Comments.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.            Properties.

Our properties are located in Baoji and Xi'an, which is the capital of the Shaanxi province in the People's Republic of China and a sub-provincial city. As one of the oldest cities in Chinese history, Xi'an is one of the Four Great Ancient Capitals of China because it has been the capital of some of the most important dynasties in Chinese history, including the Zhou, Qin, Han, the Sui, and Tang dynasties. Xi'an is the eastern terminus of the Silk Road and known as the site of the Terracotta Army, made during the Qin Dynasty. The city has more than 3,100 years of history, and was known as Chang'an before the Ming Dynasty. Since the 1990s, as part of the economic revival of interior China especially for the central and northwest regions, the city of Xi'an has re-emerged as an important cultural, industrial and educational center of the central-northwest region, with facilities for research and development, national security and China's space exploration program.

Headquarters and Administration Offices

Shaanxi Jiali leases approximately 2,200 square feet of premium office space at the 9 th Floor of the China Construction Bank Building, No. 29 Nanxin Street, Xi’an, Shaanxi, PRC, for the purposes of accommodating the company’s executive and administration staff.  The annual lease expense is RMB 156,240.which equals approximately USD22, 900.

Production Plant

Shaanxi Jiali owns the land use rights to approximately 54,000 square meters of land in Shaanxi province. The location of our 28,500 square meter manufacturing facility is located at No. 48 Xibao Road, Weibin District, City of Baoji , Shaanxi Province, P.R.C. We have a Certificate of House Ownership and Appendix Permit Certificate of State-owned Land Usufruct.

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

Item 3.            Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.            (Removed and Reserved).

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, having $.001 par value per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CPDU".  Prior to December 14, 2009, the Company traded under the symbol “LHSI.”  Although our stock is traded on the OTCBB, the market for our stock, particularly prior to September 30, 2009, has been relatively inactive.

The range of high and low bid quotations by quarter from January 1, 2009 through December 31, 2010 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2010 to December 31, 2010	4.75	4.00
July 1, 2010 to September 30, 2010	4.75	4.10
April 1, 2010 to June 30, 2010	5.00	1.90
January 1, 2010 to March 31, 2010	4.20	3.49
October 1, 2009 to December 31, 2009	4.20	0.06
July 1, 2009 to September 30, 2009	0.06	0.06
April 1, 2009 to June 30, 2009	0.06	0.06
January 1, 2009 to March 31, 2009	0.06	0.06

On March 30, 2011, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $2.00 per share. On March 31, 2011, there were 12,730,288 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

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

Recent Sales of Unregistered Securities

On October 15, 2010, the board of directors approved the issuance of an aggregate of 1,470,000 shares of common stock to be issued to 4 individuals, Hongtao Wang, Guiping Zhang, Weibing Lu, and Jun Pu, as consideration for certain consulting services to be provided to the Company’s indirect wholly-owned subsidiary, Coova Children Pharmaceuticals Technology (Xi’an) Co. Ltd.   Such consulting services shall include, but not be limited to, matters related to mergers and acquisitions, management buy-outs, restructuring, asset management, investment, and financing.

The issuance of shares of common stock pursuant to the Agreement are exempt from registration in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933, as amended.  The consultants issued the above-mentioned shares are non-U.S. persons, as defined in Rule 902(k) of Regulation S. In addition, the Company’s shares will be issued without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) the Company had determined that subject individuals were knowledgeable and experienced in finance and business matters and thus they are able to evaluate the risks and merits of acquiring our securities; (2) they had advised the Company that they were able to bear the economic risk of purchasing the Company’s common stock; (3) the Company had provided them with access to the type of information normally provided in a prospectus; and (4) the Company did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

Equity Compensation Plan Information

None.

Item 6.                      Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operation of the Company for the years ended December 31, 2010, and 2009, should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

NET SALES

	Years Ended December 31,				% of
	2010		2009		change
"Cooer" Series	19,858,797	81%	10,700,495	73%	86%
"Qingsongling" Series	2,368,915	10%	2,687,707	18%	(12	) %
"Xianzhi" Series	$1,253,141	5%	$1,384,033	9%	(9	) %
Other	991,199	4%	0	0%	0%
Total net sales	$24,472,052	100%	$14,772,235	100%	66%

Total net sales for the years ended December 31, 2010 increased by $9,699,817 or approximately 66% compared to the same period of 2009.  This was mainly due to increases in sales of "Cooer" Series by 86% in 2010, as a result of the intensive promotion in 2009 and 2010.

COST OF SALES

	Years Ended December 31,				% of
	2010		2009		change
"Cooer" Series	8,977,449	78%	5,269,261	75%	70%
"Qingsongling" Series	1,222,840	11%	1,540,971	22%	(21	) %
"Xianzhi" Series	$155,752	1%	$188,920	3%	(18	) %
Other	1,147,337	10%	0	0%	0%
Total net sales	$11,503,378	100%	$6,999,152	100%	64%

Compared to last period, cost of sales increased $4,504,226 or 64% in the year ended December 31, 2010.  This was primarily resulting from the increase in product net sales.  The increase in average unit costs was mainly caused by the general increase in costs of raw material in China in the year 2010 and increase in wages of workers due to statutory minimum wages increases.

GROSS PROFIT

	Years Ended December 31,
	2010		2009
	gross profit		gross profit		% of
	margin		margin		change
"Cooer" Series	10,881,348	55%	5,431,234	51%	100%
"Qingsongling" Series	1,146,075	48%	1,146,736	43%	0%
"Xianzhi" Series	$1,097,389	88%	$1,195,113	86%	(8	) %
Other	(156,138)	(16)%	0	0%	0%
Total	$12,968,674	53%	$7,773,083	53%	67%

The gross profit for the year ended December 31, 2010 increased by $5,195,591, or approximately 67%, compared to the same period of 2009.

As a result of GMP inspection, production had been temporarily suspended in 2010 Q1. Raw materials on hand for production become excessive.  The Company therefore sold all the excessive raw materials of carrying value amounted to $1,147,337 included in “Others” back to the suppliers of $991,199 (i.e. of a discount around 86% of the original costs $1,147,337). However, gross profit ratio remains 53% ,which is constant compared with the same period in 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended December 31,
	2010		2009
		% of total		% of total	% of
		net sales		net sales	change
Selling, general and administrative expenses	$6,192,223	25%	$3,907,693	26%	58%

In 2010, increases in selling, general and administrative expenses in absolute dollars of $2,284,530. It was mainly due to the increase in stock based compensation cost of around $2.7 million. Under this circumstance, the selling, general and administrative expenses were increased by 58%. But compare with 2009, the percentage of total net sales was slightly decrease.

PROVISION FOR INCOME TAXES

	Years Ended December 31,
	2010	2009
Provision for income taxes	$1,024,375	$616,693
Effective tax rate	15%	15%

The amount of Enterprise Income Tax payable is computed on the basis of the taxable income and by applying the tax rate of 25%. We enjoyed a reduced rate of 15% from the Enterprises Income Tax in 2009 and 2010 because we were a "High Technology Business" under PRC Income Tax Laws.

In 2010, the operating income before tax for the year ended December 31, 2010 was increased by approximately $3 million, therefore the assessable income was increased significantly.

NET INCOME

As a result of the above, in the year ended December 31, 2010, the net income was $5,971,619 compared to a net loss of $2,792,672 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE YEARS THEN ENDED

As of December 31, 2010, we had cash and cash equivalents of approximately $11 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Net cash provided by operating activities for the year ended December 31, 2010 was $2,948,989.  This was primarily due to the net income of $5,971,619, adjusted by non-cash related expenses including depreciation and amortization of $416,248, derivative income of $187,500 and stock based compensation cost of $2,704,800 offset by a net decrease in working capital items of $5,956,178. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenues during the year ended December 31, 2010 and the longer credit term provided to customers as part of sales promotion, increase in prepayments to suppliers, increase in inventories to prepare for the ongoing sales promotion, and decrease in accrued expenses. The net decrease in working capital items was partially offset by the increase in receipt in advance, accounts payable and increase in income tax payable.

Net cash used in operating activities for the year ended December 31, 2009 was $498,180.  This was primarily due to the net loss of $2,792,672, adjusted by non-cash related expenses including depreciation and amortization of $435,724, derivative expense of $5,950,000 and stock based compensation cost of $16,087 offset by a net decrease in working capital items of $4,107,319. The net decrease in working capital items was mainly due to increase in accounts receivable which resulted from the significant increase in revenues during the year ended December 31, 2009 and the longer credit term provided to customers as part of sales promotion, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion, decrease in accounts payable, decrease in income tax payable. The net decrease in working capital items was partially offset by the increase in accrued expenses.

Net cash used in investing activities for the years ended December 31, 2010 and 2009 was $1,254 and $Nil.

Net cash generated from financing activities for the year ended December 31, 2010 was $6,860,000 due to the issue of common stock and increase in additional paid-in-capital. Net cash generated from financing activities for the year ended December 31, 2009 was $438,553. This was due to the inception of new bank loans of $438,540 and subscription received of $13.

Short-Term Loans

As of December 31, 2010, the Company had short-term debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$453,734	0.85845% /Per month	June 30, 2010 extended until June 30, 2011

The Company uses these loans for working capital purposes.  The loan is secured by the land use rights of Shaanxi Jiali's Baoji production base.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note 2 to our consolidated financial statements for further discussion of our accounting policies.

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

The following table sets out the aging of our accounts receivable for each balance sheet periods presented.

Accounts Receivable Aging	Total	1-30 days	31-60 days	61-90 days	91-180 days	181-365 days	> 365 days
As of December 31, 2010	$8,179,234	$2,801,910	$2,544,577	$2,062,586	$675,248	$92,116	$2,797
As of December 31, 2009	$5,666,307	$2,320,203	$1,635,568	$956,329	$414,810	$336,691	$2,706

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for each income statement periods presented.

	Year Ended December 31,
	2010	2009
Days sales outstanding	102	109

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

We did not issue any stock options to employees during the year ended December 31, 2010, therefore pro forma disclosures are not required.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2010 and2009, the Company had allocated $810,540 and $810,540, respectively, to these non-distributable reserve funds.

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

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc that are related to China politics.

RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have a material impact on these consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.            Financial Statements and Supplementary Data.

ACSB	Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	C e r t i f i e d P u b l i c A c c o u n t a n t s a n d A d v i s o r s	330 7th Avenue
Iselin, New Jersey 08830		Suite 202
732.855.9600		New York, NY 10001
Fax:732.855.9559		212.867.1319

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Pediatric Pharmaceuticals Co. Ltd.

We have audited the accompanying consolidated balance sheets of China Pediatric Pharmaceuticals Co. Ltd. (the “Company”) as of December 31,  2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the two years ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pediatric Pharmaceuticals Co. Ltd. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

New York, New York
March 31, 2011

New York                      •         New Jersey                      •         San Francisco                             •           Los Angeles                           •      Cayman Islands

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD. CONSOLIDATED BALANCE SHEETS DECEMBER 31
	2010	2009
		(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$10,992,141	$905,874
Accounts receivable	8,179,234	5,666,307
Other receivable	69,257	43,305
Inventory	2,804,751	886,082
Prepaid expenses	4,396,836	2,487,493
Total Current Assets	26,442,219	9,989,061

Other prepaid expenses	1,814,937	1,755,104
Property & equipment, net	711,951	797,790
Goodwill	612,745	612,745
Intangible Assets，net	1,527,563	1,856,718
Total Assets	$31,109,415	$15,011,418

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$390,021	$254,097
Accrued expenses and other payables	1,057,227	1,592,440
Trade deposit received	6,524	6,308
Short-term bank loan	453,734	438,776
VAT tax payable	270,553	321,521
Income tax payable	284,763	194,386
Derivative liability	5,762,500	5,950,000
Total Current Liabilities	8,225,322	8,757,528

Stockholders' Equity

Common stock, $ 0.001 per value, 75,000,00 shares authorized, 12,630,171 and 8,305,171 shares issued and outstanding at December 31, 2010 and 2009	$12,630	$8,305
Additional paid in capital	13,759,433	1,494,158
Deferred compensation	(2,704,800)	0
Statutory reserve	810,540	810,540
Other comprehensive income	1,422,351	328,567
Accumulated retained earnings	9,583,939	3,612,320
Total Stockholders' Equity	22,884,093	6,253,890
Total Liabilities and Stockholders' Equity	$31,109,415	$15,011,418

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
DECEMBER 31

	2010	2009

		(Restated)

Sales	$24,472,052	$14,772,235

Cost of sales	11,503,378	6,999,152

Gross profit	12,968,674	7,773,083

Selling, general and administrative expenses	6,192,223	3,907,693

Income from operations	6,776,451	3,865,390

Other Income (Expense)
Interest income	1,045	61
Other income	57,423	2,610
Derivative income (expense)	187,500	(5,950,000)
Interest expense	(23,751)	(22,073)
Other expense	(2,674)	(71,967)
Total Other Income (Expense)	219,543	(6,041,369)

Income (loss) before income taxes	6,995,994	(2,175,979)

Provision for income taxes	1,024,375	616,693
Net income (loss)	$5,971,619	$(2,792,672)

Net income (loss) for common share
Earnings per share – Basic	$0.60	$(0.34)
Earnings per share - Diluted	$0.52	$(0.34)

Weighted average common shares outstanding
Basic	9,980,952	8,247,669
Diluted	11,230,952	8,247,669

Net income (loss)	$5,971,619	$(2,792,672)
Foreign currency translation adjustment	1,093,784	15,138
Comprehensive income (loss)	$7,065,403	$(2,777,534)

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31

	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$5,971,619	$(2,792,672)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,093	103,067
Amortization of intangible assets	329,155	332,657
Derivative (income) expense	(187,500)	5,950,000
Stock based compensation cost	2,704,800	16,087

(Increase) / decrease in assets:
Accounts receivables	(2,262,628)	(2,369,996)
Inventory	(1,841,952)	(340,668)
Prepaid expense	(1,779,608)	(1,299,196)
Other receivable	(24,960)	(151,456)
Increase / (decrease) in current liabilities:		-
Accounts payable	124,127	(198,100)
Accrued expenses and other payables	(192,441)	98,010
VAT payable	(60,404)	173,448
Income taxes payable	81,688	(19,361)
Total Adjustments	(1,322,630)	2,294,492
Net cash provided/(used) by operating activities	2,948,989	(498,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property, plant and equipment	(1,254)	-
Net cash used by investing activities	(1,254)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new bank loans	-	438,540
Sale of common stocks	6,860,000	-
Capital contribution	-	13
Net cash provided by financing activities	6,860,000	438,553

Effect of exchange rate changes on cash and cash equivalents	278,532	152,249

Net change in cash and cash equivalents	10,086,267	92,622
Cash and cash equivalents, beginning balance	905,874	813,252
Cash and cash equivalents, ending balance	$10,992,141	$905,874

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$942,687	$636,054
Interest payments	$23,751	$22,073

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31,2010 AND 2009

			Additional	Other				Total
	Capital	Stock	Paid-in	Comprehensive	Statutory	Retained	Deferred	Stockholders
	Shares	Amount	Capital	Income	Reserves	Earnings	Compensation	Equity
Balance December 31, 2008	8,228,571	$8,229	$1,478,134	$313,429	$721,553	$6,493,979	$0	$9,015,324

Foreign currency translation adjustments				15,138				15,138

Transferred to Statutory Reserve					88,987	(88,987)		-

Stock-based compensation	76,600	76	16,011					16,087

Recapitalisation			13					13

Loss for the year ended December 31, 2009						(2,792,672)		(2,792,672)

Balance December 31, 2009	8,305,171	$8,305	1,491,158	$328,567	$810,540	$3,612,320	$0	$6,253,890

Balance December 31, 2009	8,305,171	$8,305	$1,494,158	$328,567	$810,540	$3,612,320	$0	$6,253,890

Foreign currency translation adjustments				1,093,784				1,093,784

Stock-based compensation	1,470,000	1,470	5,408,130				(2,704,800)	2,704,800

Sale of common stock	2,855,000	2,855	6,857,145					6,860,000

Income for the year ended December 31, 2010						5,971,619		5,971,619

Balance December 31, 2010	12,630,171	$12,630	13,759,433	$1,422,351	$810,540	$9,583,939	$(2,704,800)	$22,884,093

                     The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

In determining Shaanxi Jiali is the VIE of Xi’an Coova., the Company considered the following indicators, among others:

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the years ended December 31, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $1,093,784 and $15,138 respectively.
	December 31,	December 31,
	2010	2009
Year end exchange rate (RMB:US$)	6.6118	6.8372
Average exchange rate for the year (RMB:US$)	6.77875	6.84088
The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

There were no contingencies at December 31, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  There are no allowances for doubtful accounts as of December 31, 2010 and 2009.

Prepaid Expenses and Other prepaid expenses

Prepaid account is primarily comprised of two factors: advance payments suppliers for goods purchased, and advance payments to R&D organizations for licensing of - new medicines to be developed and purchased.

In December 2007, the Company signed a Medicine Research and Development Agreement with Shaanxi Research Institution of Chinese Traditional Medicine (SRICTM).  Pursuant to the terms of the agreement and Supplemental Agreement between the Company and SRICTM, SRICTM must successfully develop and obtain governmental approval for production of five new pediatric medicines, otherwise, the Company is entitled to a full refund of fees.  Therefore, the costs paid in connection with these services were not classified as research and development costs, but rather as prepaid expenses.  Such advance payments will be refundable if we do not receive the desired results from SRICTM.

We submitted our SFDA application for four new medicines on November 28 .2007 and one new medicine on April 29.2008.We Received first round of comments from SFDA in June 2010.  Approval is not expected before 2012.

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A table of the outstanding prepaid expenses as of December 31, 2010 and 2009 are as follows:

	Payee	Nature	12/31/2010	12/31/2009

		Advanced payment to
		Shaanxi Research
		Institution of Chinese
	Shaanxi Research	Traditional Medicine
Advance payment to	Institution of Chinese	for five new pediatric
R & D organization	Traditional Medicine	cold medicines	$1,814,937	$1,755,104

		Advance payments to
Advance payment to		Suppliers for goods
Suppliers	Suppliers	purchased	4,396,836	2,487,493

Total			$6,211,773	$4,242,597

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2010 and 2009, inventories consist of the following:

	12/31/2010	12/31/2009
Raw materials	$2,367,332	$671,632
Finished goods	437,419	214,450
Total	$2,804,751	$886,082

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in other income or expense. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	30 years
Plant and equipment	5-14 years
Transportation equipment	5-10 years
Office equipment	5-10 years

As of December 31, 2010 and 2009, Property, Plant & Equipment consist of the following:

	12/31/2010	12/31/2009
Buildings	$445,845	$445,845
Plant and equipment	859,665	859,665
Transportation equipment	5,609	5,609
Office equipment	41,608	40,354
Total	1,352,727	1,351,473
Accumulated depreciation	(640,776)	(553,683)
	$711,951	$797,790

Depreciation expense for the years ended December 31, 2010 and 2009 were $87,093 and $103,067, respectively.

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.   In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of December 31, 2010 and 2009 is $ 612,745. The goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fisical year 2000

Intangible Assets

The Company has four proprietary technologies: propriety technology for antioxidant technique, proprietary technology for “liren” capsule, patent-Chinese medicine and production method for skin and gynecology disease and patent: Chinese medicine and production method for tracheitis.  Propriety technology for antioxidant technique was contributed by a shareholder in exchange for shares of the Company’s common stock.  Proprietary technology for “liren” capsule was purchased from third party at the price agreed by the Company and the third party.  Two patents were purchase from the shareholders at the prices determined by an independent appraiser.  These proprietary technologies were acquired for the future use of the Company.  We capitalized them as intangible assets as acquired

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years.  Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  No impairments of intangible assets have been identified during any of the periods presented.  The land use rights will expire in 2056 and 2058.  All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	10 years

The components of finite-lived intangible assets are as follows:
	12/31/2010	12/31/2009
Land use right	$264,625	$264,625
Proprietary technologies	2,966,355	2,966,355
Total	3,230,980	3,230,980
Less: Accumulated amortization	(1,703,417)	(1,374,262)
	$1,527,563	$1,856,718

Amortization expense for the years ended December 31, 2010 and 2009 were $329,155 and $332,657, respectively.

The estimated future amortization expenses related to intangible asset as of December 31, 2010 are as follows:-

2011	$337,466
2012	337,466
2013	337,466
2014	337,466
2015	$177,699

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

In accordance with FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

·	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of December 31, 2010 and December 31, 2009, the derivative liabilities amounted to$5,762,500 and $5,950,000.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

CHINA PEDIATRIC PHARMACEUTICALS CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. the Company issued warrants in connection with the September 2009 share exchange agreement and determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  Under ASC 815, the warrants will be carried at fair value as derivative liability and mark to market at each reporting period.
Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2010 and 2009 were $421,907 and $1,487,000, respectively.

Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  The Company paid rebates to customers for the years ended December 31, 2010 and 2009 were $3,010,861 and $1,966,224 respectively.

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

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the year ended December 31, 2010 and 2009 .

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 and the adoption of these provisions does not have a material impact on its consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this guidance in the event it consummates a business acquisition in the future.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other” (“ASU 2010-28”), an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any impact from the adoption of this guidance since it does not have any reporting units with zero or negative carrying amounts at December 31, 2010.

Note 3 – OTHER RECEIVABLES

Other receivables consist of cash advances to employees.  As of December 31, 2010 and 2009, other receivables were $69,257 and $43,305, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 – SHORT-TERM BANK LOAN

As of December 31, 2010, the Company had debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$453,734	0.85845% per month	June 30, 2010,
			extended until
			June 30, 2011

The Company uses these loans for working capital purposes.  The loan is secured by the factory building of Shaanxi Jiali's Baoji production base.  Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 6 – INCOME TAXES

 The Company’s effective tax rate reflected the combined results for both . The following table reconciles the Company’s . statutory tax rates to its effective tax rate for the years ended December 31, 2010 and 2009.

	2010	2009
Statutory income tax rate	25.0%	25.0%
Derivative income (expense)		(16.3%)
China income tax exemption	10.4%	13%
Effective income tax rate	14.6%	28.3%

Note 7 – COMMON STOCK AND WARRANTS

Common stock and stock-based compensation

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

On October 9, 2010, the Company entered into consultancy service agreements with four individuals as consultants to the Company to identify and refer a target company to the Company to consummate an acquisition within the contract period of 6 months.  In consideration for the services provided by these four individuals, on October 15, 2010, the Company approved the issue of 1,470,000 shares common stock to individuals in aggregate for the services provided at total price of $5,409,600 or $3.68 per share, which was 80% of the closing price of common stock of the Company on that date.  The total consideration $5,409,600 was recognized , as stock-based compensation expense $2,704,800 in 2010 and the balance in 2011.

On November 12, 2010, the Company issued 200,000 shares common stock at $2.2 per share to several investors for cash consideration of $440,000.

On December 31, 2010, the Company issued 680,000 shares common stock at $2.5 per share to an investor for cash consideration of $1.700,000.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7 – COMMON STOCK AND WARRANTS

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

	Total	Exercise Price	Remaining Life
Outstanding, December 31, 2010	2,500,000	$3.00 - 5.00	0.75 – 1.75 years
Outstanding, December 31, 2009	2,500,000	$3.00 - 5.00	1.75 – 2.75 years

Note 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued in to consultants and investor relations in connection with the merger agreements.  These derivative financial instruments are indexed to an aggregate of 2,500,000 shares of the Company's common stock as of December 31, 2010 and 2009, respectively, and are carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the years ended December 31, 2010 and 2009:

	Year ended	Year ended
Derivative income (expense)	December 31, 2010	December 31, 2009
Warrant derivative	$187,500	$(5,950,000)
	======	========

	As of	As of
Liabilities	December 31, 2010	December 31, 2009
Warrant derivative	$(5,762,500)	$(5,950,000)

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $3.00 - $5.00; volatility 105.1 - 128.3% based upon forward terms of instruments; terms-remaining of 0.75 and 1.75 life at December 31, 2010 and 1.75 and 2.75 Life at December 31, 2009; and a risk free rate ranging from 1.61%.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As of December 31, 2010 and 2009, the Company had allocated $810,540 to these non-distributable reserve funds.

Note 10 – NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Years Ended
	12/31/2010	12/31/2009

Basic earnings from continuing operations per share:
Numerator:
Income (Loss) from operations used in computing basic earnings per share	$5,971,619	$(2,792,672)
Income (Loss) from operations applicable to common shareholders	$5,971,619	$(2,792,672)
Denominator:
Weighted average common shares outstanding	9,980,952	8,247,669
Basic earnings per share from continuing operations	$0.60	$(0.34)
Diluted earnings per share from operations:
Numerator:
Income (Loss) from operations applicable to common shareholders	$5,971,619	$(2,792,672)
Adjusted income from Derivative warrants	$(187,500)	-
Income (Loss) from operations used in computing diluted earnings per share	$5,774,119	$(2,792,672)
Denominator:
Weighted average effect of dilutive securities:
Shares used in computing diluted net income per share	11,230,952	8,247,669
Diluted earnings per share from continuing operations	$0.52	$(0.34)

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 11 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of December 31, 2010, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income
Balance at December 31, 2009	$328,567	$328,567
Change for 2010	1,093,784	1,093,784
Balance at December 31, 2010	$1,422,351	$1,422,351

Note 12 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at December 31, 2010. Five customers accounted for more than 10% of accounts receivable at December 31, 2009 totalling 61%.  As of December 31, 2010 and 2009, two and three vendors were greater than 10% of accounts payable, totalling 25% and 63%, respectively.

Three and two customer(s) accounted for 25% and 23% of sales for the years ended December 31, 2010 and 2009, respectively.  Four and five vendors accounted for 52% and 84% of purchases for the years ended December 31, 2010 and 2009, respectively.

CHINA PEDIATRIC PHARMACEUTICALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 14 – Employment Agreements

On September 30, 2009, we entered into a two year Employment Agreement with Jun Xia to serve as our Chief Executive Officer. The agreement provides for an annual salary of USD$10,553 and an annual bonus of up to 50% of the executive’s annual salary.

On September 1, 2010 , we entered into a one year Employment Agreement with Minggang Xiao to serve as our Chief Financial Officer.  The agreement provides for an annual salary of USD$7,036 and an annual bonus of up to 50% of the executive’s annual salary.

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

The following table illustrates the restatement.

	Year Ended December 31, 2009
	Net Income	Income Per Common Share
Net income, as reported	$2,515,603	$0.31
Correction for warrant accounting	(5,308,275)	(0.65)
Net income, as restated	$(2,792,672)	$(0.34)

Note 16 – SUBSEQUENT EVENT

For the year ended December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure.  Except for the following, no significant events occurred subsequent to the end of the reporting period but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Subsequent to December 31, 2010, the Company granted 50,000 shares common stock to a consulting company in consideration for providing the Company and its affiliates consulting services within one year.

Subsequent to December 31, 2010, the Company granted 50,000 shares common stock to a employee in consideration for work for sharing with the employee's experience and resources in investment market.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)
Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2011 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of only a small number of people, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, our independent registered public accounting firm. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2010 are set forth below:

NAME	AGE	POSITION
Jun Xia	39	Chairman, Chief Executive Officer, and President
Minggang Xiao	30	Director, Chief Financial Officer
Wanxiang Li	70	Independent Director
Nanjing Lin	73	Independent Director
Xaioying Zhang	32	Independent Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Jun Xia, Chairman, Chief Executive Officer and President, became our Chairman, Chief Executive Officer and President upon the closing of the Share Exchange transaction on September 30, 2009.  Mr. Xia founded Shaanxi Jiali  on July 1, 1998.  Prior to founding Shaanxi Jiali,  Mr. Xia founded Shaanxi Jiali Broadcasting Co., Ltd in the year 1996 which provided advertising marketing promotion and brand management strategies to clients that included Volkswagon AG and major drink manufacture Wahaha. Mr. Xia is the Standing Director of Shaanxi Pharmaceuticals Association and Vice Chairman of Biomedical Branch of Shaanxi Scientific and Research Association of Chinese Traditional Medicines.  In 2001, Mr. Xia was named “Youngest Entrepreneur in Shaanxi Province” by Xi’an National Hi-Tech Industrial Development  Zone.  Mr. Jun Xia, graduated from Economy Management School of Northwest University, in 1995.  Mr. Xia also attended the Fudan University in Shaanhai.

Minggang Xiao, Director & Chief Financial Officer, became our director and Chief Financial Officer upon the closing of the Share Exchange transaction on September 30, 2009. Mr. Xiao has been with Shaanxi Jiali since 2006. Mr. Xiao manages the day-to-day operations of the Shaanxi Jiali’s Finance Department.   Prior to joining Shaanxi Jiali, Mr. Xiao was the Finance Manager at Shaanxi Xinchuang Management Co. Ltd. in Xi’an from 2005 to 2006. From 2004 to 2005, Mr. Xiao was an Accountant with Financial Bureau of Baoji City, Shaanxi. Mr. Xiao holds the professional designation of Accountant. Mr. Xiao graduated from Xi’an Industrial University with his Bachelor of Accounting Degree in 2004.

Wanxiang Li, Independent Director, became an Independent Director upon the closing of the Share Exchange transaction on September 30, 2009. Ms. Li has been a Professor of Accounting at the School of Finance and Economy at Xi’an Jiaotong University in Xi'an since 1984. From 1969 to 1984, Ms. Li was an Accountant in the Finance Department of the Science and Technology Management Bureau of Government Shaanxi in Xi’an. Ms. Li holds the professional designation of Senior Accountant. Ms Li graduated from the Economy Management School of China Agricultural University in Xi’an with her Master’s Degree in Accounting in 1964.

Nanjing Lin, Independent Director, became an Independent Director upon the closing of the Share Exchange transaction on September 30, 2009. Mr. Lin has been Committee Chief of Government Consulting & Policies Management in Shaanxi province in Xi’an since 1993, after joining in 1986. From 1964 to 1986, Mr. Lin was Department Head, Finance, at Shayuan Farm of Agr-cultivation Bureau of Shaanxi province in Xi’an. Mr. Lin holds the professional designation of Senior Accountant. Mr. Lin graduated from the Economy Management School of Shaanxi Finance and Economy University where he earned his Bachelor’s degree of Accounting in the year 1964.

Xiaoying Zhang, Independent Director, became an Independent Director upon the closing of the Share Exchange transaction on September 30, 2009. Ms. Zhang has been Accountant Supervisor with Shaanxi Deli Energy Science and Technology Co., Ltd. in Xi’an since 2007. Prior to her employment with Shaanxia Deli Energy Ms. Zhang was employed as an Accountant with the Department of Finance of Xi’an Instrument Group Ltd. Co. in Xi’an from 2003 until 2007. Ms. Zhang holds the professional designation of Accountant. Ms. Zhang graduated from the Xi’an International University, in Xi’an in 2003 and earned her Bachelor’s Degree of Accounting.

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

●	Mr. Minggang Xiao has significant financial experience, and in 2008 was awarded the designation of accountant by the PRC Department of Treasury.
●	Ms. Wanxiang Li processes an extensive knowledge of accounting principles, having served as both a practicing accountant and as a professor of accounting for each of 15 years, respectively.
●	Mr. Nanjing Lin is an “audit committee financial expert” with over 20 years of financial and accounting experience in the PRC.
●	Ms. Xiaoying Zhang has significant accounting experience and served as supervisor to the accounting operations of a PRC technology company since 2007.

Committees of the Board of Directors

We have appointed the follow committees of the Board of Directors with membership as follows:

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee on September 30, 2009. The audit committee is comprised of the following three independent board members:

●	Nanjing Lin, Chair, Committee Chief of Government Consulting & Policies Management in Shaanxi province
●	Wanxiang Li, Member, Professor of Accounting at the School of Finance and Economy at Xi’an Jiaotong University
●	Xiaoying Zhang, Member, Accountant Supervisor with Shaanxi Deli Energy Science and Technology Co., Ltd.

The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  The audit committee is responsible for, among other things:

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

Our corporate governance and nominating committee consists of our independent directors Ms. Lin, Mr. Li and Ms Zhang.  The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

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

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.  The committee does not currently consider diversity in identifying nominees for our Board of Directors.

To the best of our knowledge, none of the following ever occurred to any of our directors and officers:

(1)   Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)   Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)   Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)   Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

The board and its committees held the following number of meetings during the fiscal year of 2010:

Board of Directors	7
Audit Committee	1
Compensation Committee	1
Corporate Governance and Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2010.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Litigation

Neither we, nor any of our controlled affiliates, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position, or cash flows.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.          Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2010 and 2009 by each person who served as chief executive officer during 2010 and 2009.  No officer received compensation of $100,000 or more during 2010 or 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Jun Xia CEO	2010	10,553						10,553
And Director(1)	2009	10,553	0	0	0	0	0	10,553
Eric Anderson, Former CEO (2)	2009	1,173	0	0	0	0	0	1,173

(1)	Jun Xia was appointed as our Chief Executive Officer on September 30, 2009.
(2)	Eric Anderson resigned as our Chairman, Chief Executive Officer, President and Chief Financial Officer on September 30, 2009.

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

There were no option exercises or options outstanding in fiscal year of 2010.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of March 31, 2011.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (3)
Owners of More than 5% of Class

Common Stock	Yangling Bodisen Biotech Development, Inc. (4) North part of Xinqiao Road,Yangling Agricultural High-tech Industries Demonstration Zone, Shaanxi 712100, P.R.C.	2,018,590	15.86%

Common Stock	IFG Investments Services, Inc. (5) Ram's Business Complex Stoney Grove, Box 822, Charlestown, Nevis Federation of St Kitts & Nevis	1,245,215	9.78%

Common Stock	China National Information Network Trust (6) 54 Veterans Boulevard Strafford, CT	800,000	5.91%

Directors and Executive Officers

Common Stock	Jun Xia (7) CEO and Chairman	2,730,000	21.44%

Common Stock	Minggang Xiao Chief Financial Officer	3,500	*

Common Stock	Wanxiang Li Director No.119 South Cuihua Road , Xi’an City, Shaanxi Province	0	0%

Common Stock	Nanjing Lin Director Unit 1,Building17, Zhui hui Cheng Community, No.169 Ziwu Dadao,Chang'an District, Xi'an City, Shaanxi Province, 710062	0	0%

Common Stock	Xiaoying Zhang Director No. 17 Labor Road Lianhu District, Xi'an City, Shaanxi Province	100	*

All Directors and Executive Officers as a Group (5 persons)		2,733,600	21.47%

*Represents less than 1% of the issued and outstanding shares of the Company’s common stock.

(1)  Except as otherwise indicated, the address of each beneficial owner is c/o China Pediatric Pharmaceuticals, Inc., 9th Floor, No. 29 Nanxin Street, Xi’an, Shaanxi Province P.R.C., 710004.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based on 12,730,288 shares of common stock outstanding.

(4) Bo Chen, the chief executive officer of Yangling Bodisen Biotech Development, Inc., has sole power to vote and dispose of the shares held by Yangling Bodisen Biotech Development, Inc.

(5) The shares deemed to be beneficially owned by IFG Investments Services, Inc. represent shares of common stock underlying a $3.00 warrant to purchase 600,000 shares of common stock and a $5.00 warrant to purchase 600,000 shares of common stock, each expiring September 30, 2012. Daniel MacMullin, the President and beneficial owner of IFG Investments Services, Inc., has sole power to vote and dispose of the shares held by IFG Investments Services, Inc.

(6) The shares deemed to be beneficially owned by China National Information Network Trust represent shares of common stock underlying a $3.00 warrant to purchase 400,000 shares of common stock and a $5.00 warrant to purchase 400,000 shares of common stock, each expiring September 30, 2012. Clare Donahue, the beneficial owner of China National Information Network Trust, has sole power to vote and dispose of the shares held by China National Information Network Trust.

(7) The shares deemed to be beneficially owned by Jun Xia, the Company’s chief executive officer, include 2,450,000 shares of common stock held by Mr. Xia and 280,000 shares of common stock held by Tianqiu Xia, Mr. Xia’s father.

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

Concurrent with the Share Exchange Agreement on September 30, 2009, we issued to certain consultants two year warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $3.00 per share with three year piggyback warrants to purchase an aggregate of 1,250,000 shares of our common stock at an exercise price of $5.00 per share (collectively, the “Warrants”). Specifically, we issued to IFG Investments Services, Inc. a $3.00 warrant to purchase 600,000 shares of common stock and a $5.00 warrant to purchase 600,000 shares of common stock as consideration for certain professional consulting services rendered, including merger/acquisition support, NASDAQ and/or Hong Kong listing support. We also issued to Kang Xiulan, an individual who assisted us in the share exchange transaction, a $3.00 warrant to purchase 250,000 shares of common stock and a $5.00 warrant to purchase 250,000 shares of common stock as consideration for certain “shell” company referral services rendered in connection with the Merger Transaction.  The referral services rendered included an introduction by Kang Xiulan of the OTCBB shell company, Lid Hair Studios International, Inc., as a potential merger partner to Shaanxi Jiali Pharmaceutical Co. Ltd. for the purposes of a merger.  On account of Mr. Kang’s involvement with the Company’s restructuring and reverse acquisition transaction, we determined him to be a related person.

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

Other than as disclosed above, there have been no other transactions since the beginning of the fiscal year preceding our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.          Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $61,900 and $60,900, respectively.

Audit Related Fees. We incurred $3,365 to our independent auditors for involving in response of SEC’s comments during the fiscal years ended December 31, 2010..We did not incur fees to our independent auditors for audit related fees during the fiscal years ended December 31, 2009.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended December 31, 2010 and 2009.

 Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15.          Exhibits, Financial Statements Schedules

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement by and among Lid Hair Studios International, Inc., Eric Anderson, and Asia-Pharm Holdings, Inc. dated September 30, 2009
2.2 (2)	Share Exchange Agreement between Lid Hair Studios International, Inc. and Eric Anderson dated September 30, 2009
3.1 (2)	Charter and Articles of Incorporation of Lid Hair Studios International, Inc., a Nevada corporation. (April 2005)
3.2 (2)	Amended Articles of Incorporation of Lid Hair Studios International, Inc., a Nevada Corporation (August 2005)
3.3 (2)	Amended Articles – Name Change to China Pediatric Pharmaceuticals, Inc. a Nevada Corporation (October 2009) and Plan of Merger Agreement
10.1 (1)	Agreement with Exclusive Territory Agents - Sample Agreement
10.2 (1)	Medicine Research and Development Agreement dated December 10, 2007, by and between Shaanxi Jiali Pharmaceutical Co., Ltd. and Shaanxi Research Institute of Chinese Traditional Medicines
10.3 (1)	Form of Common Stock Purchase Warrant
10.4 (1)	Lease Agreement
10.5 (1)	Employment Agreement with Jun Xia, President and CEO
10.6 (1)	Employment Agreement with Minggang Xiao, CFO
10.7 (1)	Warrant Agreement – IFG Investments Services, Inc.
10.8 (1)	Warrant Agreement – China National Information Network Trust Amended October 8, 2009
10.9 (1)	Warrant Agreement – Kang Xiulan
10.10 (1)	Warrant Terms and Conditions General
10.11 (1)	Consulting Agreement - IFG Investment Services, Inc.
10.12 (1)	Investor Relations Agreement – China National Information Network Trust (f/k/a Donahue & Associates)
10.13 (1)	Referral Agreement - Kang Xiulan
10.14 (3)
Agreement on Entrustment for Operation and Management, dated August 4, 2008, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd., the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd., and Xi’an Coova Children Pharmaceuticals Co., Ltd.

10.15 (3)
Exclusive Option Agreement, dated August 4, 2008, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd., the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd., and Xi’an Coova Children Pharmaceuticals Co., Ltd.

10.16 (3)	Agreement on Share Pledge, dated August 4, 2008, by and between the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.17 (3)	Shareholders’ Voting Proxy Agreement, dated August 4, 2008, by and between the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.18 (3)	Supplementary Agreement, dated August 4, 2008, by and between Asia-Pharm Holding, Inc., Weizhong Zhang. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.19 (4)	Annual Sales Cooperation Agreement, dated December 21, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Shandong Yaoshan Pharmaceuticals, Co., Ltd.
10.20 (4)	Annual Sales Cooperation Agreement, dated December 25, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Hangzhou Zhencheng Pharmaceuticals, Co., Ltd.
10.21 (4)	Annual Sales Cooperation Agreement, dated December 26, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Hunan Jiuwang Pharmaceuticals, Co., Ltd.
10.22 (4)	Annual Sales Cooperation Agreement, dated December 19, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Zaolutang Kushidai.
10.23 (4)	Annual Sales Cooperation Agreement, dated December 17, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Jiangsu YaBang Pharmaceuticals Logistics Center Co., Ltd.
10.24 (5)	Supplementary Medicine Research and Development Agreement, dated April 3, 2010, by and between Shaanxi Jiali Pharmaceutical Co., Ltd. and Shaanxi Research Institution of Chinese Traditional Medicines
10.25 *	Employment Agreement with Minggang Xiao, CFO
21.1 (3)	List of Subsidiaries
31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 (1)	Patents
99.3 (1)	Trademarks

*Filed Herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2009.
(2)	Incorporated by reference to the exhibit to Amendment No. 1 to our Current Report on Form 8-K/A filed with the SEC on October 14, 2009.
(3)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 31, 2010.
(4)	Incorporated by reference to the exhibit to our Registration Statement on Form S-1/A (File No. 333-164562) filed with the SEC on July 12, 2010.
(5)	Incorporated by reference to the exhibit to our Registration Statement on Form S-1/A (File No. 333-164562) filed with the SEC on September 7, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2011

CHINA PEDIATRIC PHARMACEUTICALS, INC.

By:	/s/ Jun Xia
Jun Xia
Chief Executive Officer

By:	/s/ Minggang Xiao
Minggang Xiao
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jun Xia	Chief Executive Officer and Director (principal executive officer)	March 31, 2011
Jun Xia

/s/ Minggang Xiao	Chief Financial Officer (principal financial and accounting officer)	March 31, 2011
Minggang Xiao

/s/ Wanxiang Li	Director	March 31, 2011
Wanxiang Li

/s/ Nanjing Lin	Director	March 31, 2011
Nanjing Lin

/s/ Xiaoying Zhang	Director	March 31, 2011
Xiaoying Zhang