Form 10-Q
period 2011-03-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2011-05-16
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 16 , 2011, there were 12,730,288 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

CHINA PEDIATRIC PHARMACEUTICALS,INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	3/31/2011	12/31/2010
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$11,761,029	$10,992,141
Bills receivable	30,411	-
Accounts receivable	9,760,123	8,179,234
Other receivable	157,138	69,257
Inventory	1,285,994	2,804,751
Prepaid expenses	6,488,974	4,396,836
Total Current Assets	29,483,699	26,442,219
Other prepaid expenses	1,826,456	1,814,937
Property & equipment, net	913,034	711,951
Goodwill	752,946	612,745
Intangible Assets, net	1,853,642	1,527,563
Total Assets	$34,829,777	$31,109,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$61,959	$390,021
Accrued expenses and other payables	3,085,912	1,057,227
Trade deposit received	6,565	6,524
Short-term bank loan	456,614	453,734
VAT tax payable	282,634	270,553
Income tax payable	191,681	284,763
Derivative liability	1,338,750	5,762,500
Total Current Liabilities	5,424,115	8,225,322
Stockholders' Equity

Common stock, $0.001 per value, 75,000,000 share authorized, 12,730,171 and 12,630,171 shares issued and outstanding at March 31, 2011 and December 31, 2010	12,730	12,630
Additional paid in capital	14,134,333	13,759,433
Deferred compensation	(156,250)	(2,704,800)
Statutory reserve	810,540	810,540
Other comprehensive income	2,349,017	1,422,351
Accumulated retained earnings	12,255,292	9,583,939
Total Stockholders' Equity	29,405,662	22,884,093
Total Liabilities and Stockholders' Equity	$34,829,777	$31,109,415

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended

	3/31/2011	3/31/2010
		(Restated)

Sales	$6,757,785	$6,126,877
Cost of sales	3,345,991	2,909,538

Gross profit	3,411,794	3,217,339

Selling, general and administrative expense	4,960,917	1,320,952
(Loss) Income from operations	(1,549,123)	1,896,387

Interest income	97	-
Other income	-	311
Derivative income	4,423,750	1,356,250
Interest expense	(11,924)	-
Other expense	(328)	(229)
Total Other Income (Expense)	4,411,595	1,356,332

Income before income taxes	2,862,472	3,252,719

Provision for income taxes	(191,119)	(188,786)
Net income	$2,671,353	$3,063,933

Net income for common share
Earnings per share - Basis	$0.21	$0.36
Earnings (loss) per share - Diluted	$(0.14)	$0.20

Weighted average common shares outstanding
Basis and Diluted	12,678,486	8,551,004

Net income	$2,671,353	$3,063,933
Other comprehensive income (loss)	926,666	(1,407)
Comprehensive income	3,598,019	3,062,526

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/2011	3/31/2010
		(Restated)
Current Assets
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,671,353	$3,063,933
Adjustments to reconcile net income to net cash
Compensation Provided by operating activities:
Depreciation and Amortization	88,393	104,828
Stock-based compensation	2,923,550	-
Derivative income	(4,423,750)	(1,356,250)
(Increase) / decrease in assets:
Bills receivables	(30,352)	-
Accounts receivables	(1,524,497)	(214,615)
Inventory	1,532,058	(758,378)
Prepaid expense	(2,058,185)	(438,851)
Other receivable	(87,185)	(782,996)
Increase / (decrease) in current liabilities:
Accounts payable	(329,569)	275,597
Accrued expenses and other payables	2,021,031	411,954
Value-added tax payable	10,333	(319,273)
Income tax payable	(94,612)	380
Net cash provided by (used in) operating activities	698,568	(13,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance of common stock	-	1,500,000
Net cash provided by financing activities	-	1,500,000

Effect of exchange rate changes on cash and cash equivalents	70,320	130

Net change in cash and cash equivalents	768,888	1,486,459

Cash and cash equivalents, beginning balance	10,992,141	905,874
Cash and cash equivalents, ending balance	$11,761,029	$2,392,333

SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for:
Income tax payments	$285,731	$188,406
Interest payments	$11,924	$-

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Capital Stock
			Additional	Other				Total
			Paid-in	Comprehensive	Statutory	Retained	Deferred	Stockholders
	Share	Amount	Capital	Income	Reserves	Earnings	Compensation	Equity

Balance December 31, 2010	$12,630,171	$12,630	$13,759,433	$1,422,351	$810,540	$9,583,939	$(2,704,800)	$22,884,093

Foreign currency translation adjustments	-	-	-	926,666	-	-	-	926,666

Stock-based compensation	100,000	100	374,900	-	-	-	(156,250)	218,750
Stock-based compensation							2,704,800	2,704,800

Income for the three months ended March 31, 2011	-	-	-	-	-	2,671,353		2,671,353

Balance March 31, 2011	12,730,171	12,730	14,134,333	2,349,017	810,540	12,255,292	(156,250)	29,405,662

Balance December 31, 2009	8,305,171	8,305	1,494,158	328,567	810,540	3,612,320	-	6,253,890

Foreign currency translation adjustments	-	-	-	1,093,784	-	-	-	1,093,784

Stock-based compensation	1,470,000	1,470	5,408,130	-	-	-	(2,704,800)	2,704,800

Sales of common stock	2,855,000	2,855	6,857,145	-	-	-	-	6,860,000

Income for the year ended December 31, 2009	-	-	-	-	-	5,971,619	-	5,971,619

Balance December 31, 2010	$12,630,171	$12,630	$13,759,433	$1,422,351	$810,540	$9,583,939	$(2,704,800)	22,884,093

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
MARCH 31, 2011
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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the three months ended March 31, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $926,666 and ($1,407) respectively.

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

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners.  For the Company, comprehensive income for the periods presented includes net income, foreign currency translation adjustments.

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

There were no contingencies at March 31, 2011 and December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. These are no allowances for doubtful accounts as of March 31, 2011 and December 31, 2010.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We submitted our SFDA application for four new medicines on November 28, 2007 and one new medicine on April 29, 2008.  We received first round of comments from SFDA in June, 2010.  Approval is not expected before 2012.

A table of the outstanding prepaid expenses as of March 31, 2011 and December 31, 2010 are as follows:

	Payee	Nature	3/31/2011	12/31/2010

Advance payment to R & D organization	Shaanxi Research Institution of Chinese Traditional Medicine	Advanced payment to Shaanxi Research Institution of Chinese Traditional Medicine for five new pediatric cold medicines	$1,826,456	$1,814,937

Advance payment to Suppliers	Suppliers	Advance payments to suppliers for goods purchased	6,488,974	4,396,836

Total			$8,315,430	$6,211,773

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of March 31, 2011 and December 31, 2010, inventories consist of the following:

	3/31/2011	12/31/2010
Raw materials	$786,534	$2,367,332
Finished goods	499,460	437,419
Total	$1,285,994	$2,804,751

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

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2011 and December 31, 2010, Property, Plant & Equipment consist of the following:

	3/31/2011	12/31/2010
Buildings	$547,858	$445,845
Plant and equipment	1,056,035	859,665
Transportation equipment	6,893	5,609
Office equipment	48,302	41,608
Total	1,659,088	1,352,727
Accumulated depreciation	(746,054)	(640,776)
	$913,034	$711,951

Depreciation expense for the three months ended March 31, 2011 and 2010 were $22,274 and $21,605, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized.  Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of March 31, 2011 and December 31, 2010 are $752,946 and $612,745 respectively.  The goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000.

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

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The components of finite-lived intangible assets are as follows:

	3/31/2011	12/31/2010
Land use right	$325,174	$264,625
Proprietary technologies	3,398,639	2,966,355
Total	3,723,813	3,230,980
Less : Accumulated amortization	(1,870,171)	(1,708,417)
	$1,853,642	$1,527,563

Amortization expense for the three months ended March 31, 2011 and 2010 were $66,119 and $83,223, respectively.

The estimated future amortization expenses related to intangible asset as of March 31, 2011 are as follows:-

2011	324,821
2012	433,094
2013	433,094
2014	433,094
2015	$229,539

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

In accordance with FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 201 and December 31, 2010, the derivative liabilities amounted to $1,338,750 and $5,762,500.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  The Company issued warrants in connection with the September, 2009 share exchange agreement and determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  Under ASC 815, the warrants will be carried at fair value as derivative liability and market to market at each reporting period.

Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time a the instruments acquire classification in stockholders’ equity.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  Advertising costs for the three months ended March 31, 2011 and 2010 were $1,276,672 and $438,175 respectively.

Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  The Company paid rebates to customers for the three months ended March 31, 2011 and 2010 were $889,393 and $582,015 respectively.

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

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three months ended March 31, 2011 and 2010.

Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended March 31, 2011. The reclassification had no effect on previously reported Net income.

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the statement of Operations presentations and did not impact the Net Income.

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

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 3 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of March 31, 2011 and December 31, 2010, other receivables were $157,138 and $69,257, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 5 – SHORT-TERM BANK LOAN

As of March 31, 2011, the Company had debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$456,614	0.85845% /per month	June 25, 2010,
			extended until
			June 25, 2011

The Company uses these loans for working capital purposes.  The loan is secured by the factory building of Shaanxi Jiali's Baoji production base.  Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Note 6 – INCOME TAXES

The following table reconciles the Company’s statutory tax rates to its effective tax rate for the three months ended March 31, 2011 and 2010.

	2011	2010
Statutory income tax rate	25.0%	25.0%
Derivative income	(7.9%)	(8.8%)
China income tax exemption	$(10.4%)	$(10.4%)
Effective income tax rate	$6.7%	$5.8%

Note 7 – COMMON STOCK AND WARRANTS

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

On October 9, 2010, the Company entered into consultancy service agreements with four individuals as consultants to the Company to identify and refer a target company to the Company to consummate an acquisition within the contract period of 6 months.  In consideration for the services provided by these four individuals, on October 15, 2010, the company approved the issue of 1,470,000 shares common stock to individuals in aggregate for the services provided at total price of $5,409,600 or $3.68 per share, which was 80% of the closing price of common stock of the Company on that date.   The total consideration $5,409,600 was recognized, as stock-based compensation expense $2,704,800 in 2010 and the balance in 2011.

On November 12, 2010, the Company issued 200,000 shares common stock at $2.2 per share to several investors for cash consideration of $440,000.

On December 31, 2010, the Company issued 680,000 shares common stock at $2.5 per share to an investor for cash consideration of $1,700,000.

On February 16, 2011, the Company granted 50,000 shares common stock to an employee, valued at $187,500 and expensed March 31, 2011.

On February 16, 2011, the Company granted 50,000 shares common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $31,250 was expensed March 31, 2011, $156,250 is deferred over the next ten months.

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 8 – COMMON STOCK AND WARRNATS

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

	Total	Exercise Price	Remaining Life
Outstanding, March 31, 2011	2,500,000	$3.00 - 5.00	0.5 - 1.5 years
Outstanding December 31,2010	2,500,000	$3.00 - 5.00	0.75 - 1.75 years

Note 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued in to consultants and investor relations in connection with the merger agreements.  These derivative financial instruments are indexed to an aggregate of 2,500,000 shares of the Company's common stock as of March 31, 2011 and December 31, 2010, respectively, and are carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the nine months ended March 31, 2011 and December 31, 2010:

	For the Three Months
	Ended March 31,
Derivative income (expense)	2011	2010
Warrant derivative	$4,423,750	$1,356,250

	As of	As of
Liabilities	March 31, 2011	December 31, 2010
Warrant derivative	($1,338,750)	$(5,762,500)

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $3.00 - $5.00; volatility 105.1 - 128.3% based upon forward terms of instruments; terms-remaining of 0.5 and 1.5 life at March 31, 2011 and 0.75 and 1.75 at December 31, 2010; and a risk free rate ranging from 1.61%.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As of March 31, 2011 and December 31, 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

Note 11 – NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended
Basic earnings from continuing operations per share:	3/31/2011	3/31/2010
Numerator:
Income from operations used in computing basic earnings per share	$2,671,353	$3,063,933
Income from operations applicable to common shareholders	$2,671,353	$3,063,933
Denominator:
Weighted average common shares outstanding	12,678,486	8,551,004
Basic earnings per share from continuing operations	$0.21	$0.36
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$2,671,353	$3,063,933
Derivative income	4,423,750	1,356,250
Adjusted (loss) income from operations applicable to common
shareholders	$(1,752,397)	$1,707,683
Denominator:
Weighted average common shares outstanding	12,678,486	8,551,004
Weighted average effect of dilutive securities:
Shares used in computing diluted net income per share	12,678,486	8,551,004
Diluted earnings per share from operations	$(0.14)	$0.20

CHINA PEDIATRIC PHARMACEUTICALS,INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 12 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of March 31, 2011, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income
Balance at December 31, 2010	$1,422,351	$1,422,351
Change for 2011	926,666	926,666
Balance at March 31, 2011	$2,349,017	$2,349,017

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

Note 14 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at March 31, 2011 and December 31, 2010.  As of March 31, 2011 and December 31, 2010, five and two vendors were greater than 10% of accounts payable, totaling 77% and 25%, respectively.

No customer accounted for more than 10% of sales for the three months ended March 31, 2011.  Two customers accounted for 28% of sales for the three months ended March 31, 2010.  Four and three vendors accounted for 57% and 92% of purchases for the three months ended March 31, 2011 and 2010, respectively.

Note 15 – EMPLOYEE AGREEMENTS

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

Note 16 – SUBSEQUENT EVENT

For the three months ended March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the end of the reporting period but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2011, and 2010, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarter Report.

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

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations

NET SALES

	Three Months Ended March 31,				% of
	2011		2010		change
"Cooer" Series	5,668,141	83.88%	5,107,330	83.36%	11%
"Qingsongling" Series	723,499	10.71%	25,118	0.41%	2,488%
"Xianzhi" Series	$366,145	5.42%	$11,535	0.19%	2,752%
Others	-		982,894	16.04%	(100)%
Total net sales	$6,757,785	100%	$6,126,877	100%	10.29%

During the three months ended March 31, 2011, total net sales increased by approximately $630,908 or 10.29%, compared to the same periods of 2010.

This was primarily due to the sales increases for "Xianzhi" Series and “Cooer” Series and"Qingsongling" Series by around $354,610 or 2,752% and $560,811 or 11% and $698,381 or 2,488% respectively, in the three months ended March 31, 2011.  This was mainly due to the increase in terms of quantities as demand from customers increased.  These were also as a result of the intensive promotion in 2011.

COST OF SALES

	Three Months Ended March 31,				% of
	2011		2010		change
"Cooer" Series	2,853,917	85.29%	2,250,927	77.36%	27%
"Qingsongling" Series	436,485	13.05%	11,514	0.40%	3,691%
"Xianzhi" Series	$55,589	1.66%	$1,415	0.05%	3,829%
Others	-		645,682	22.19%	(100)%
Total cost of sales	$3,345,991	100%	$2,909,538	100%	15%

Compared to the same periods of 2010, the total cost of sales increased about $0.4 million or 15% in the three months ended March 31, 2011.  This was primarily due to increase in cost of sales for "Cooer" Series and "Qingsongling" Series which is in line with the increase in these products' net sales and offset by decrease in cost of sales of other products.  The increase in total cost of sales was primarily due to the increase in average unit costs.  The increase in average unit costs was mainly caused by the increase in wages of workers.

GROSS PROFIT

	Three Months Ended March 31,
	2011		2010
	gross profit		gross profit		% of
	margin		margin		change
"Cooer" Series	2,814,224	50%	2,856,403	56%	(1)%
"Qingsongling" Series	287,014	40%	13,604	54%	2,009%
"Xianzhi" Series	$310,556	85%	$10,120	88%	2, 969%
Others	-		337,212	34%	(100)%
Total	$3,411,794	50%	$3,217,339	53%	6%

    Gross profit increased about $194,455 or 6% in the three months ended March 31, 2011 compared to the same periods of 2010.  The increase in gross profit was due primarily to the increase in sales for "Cooer" Series and "Qingsong" Series.

The overall gross profit margin decreased by 3% in the three months ended March 31, 2011 compared to the same periods of 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended March 31,
	2011		2010
	% of total		% of total		% of
	net sales		net sales		change
Selling, general and
administrative expenses	$4,960,917	73%	$1,320,952	22%	2,756%

The increases in dollar amount for the three months ended March 31, 2011 were mainly due to the increase in promotional and advertising expenditures of around $838,000, increase in stock based compensation costs of around $2,924,000; and offset by decrease in IPO expenses of around $187,000.

PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2011	2010
Provision for income taxes	$191,119	$188,786
Effective tax rate	15%	15%

The amount of Enterprise Income Tax payable is computed on the basis of the taxable income and by applying the tax rate of 25%.  The Company enjoyed a reduced rate to 15% from the Enterprises Income Tax in 2011 and 2010 because the Company is "High Technology Business" under PRC Income Tax Laws.

Increase in the amount of provision for income taxes for the three months ended March 31, 2011 are mainly due to the increase in assessable income compared to the same period of 2010.

NET INCOME

As a result of the above, in the three months ended March 31, 2011, the net income was $2,671,353 compared to the net income of $3,063,933 for the three ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash and cash equivalents of approximately $11.8 million.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at lease the next twelve months.

Net cash provided by operating activities for the three months ended March 31, 2011 was $698,568.  This was primarily due to the net income of $2,671,353, adjusted by non-cash related expenses including depreciation and amortization of $88,393, stock based compensation cost of $2,923,550 offset by a net decrease in working capital items of $560,978 and a non-cash related derivative income of $4,423,750.  The net decrease in working capital items was mainly due to increase in accrued expenses and other payables, increase in VAT tax payable and decrease in inventories.  The net increase in working capital items was partially offset by the increase in accounts receivable, increase in other receivables, increase in prepaid expenses and decrease in accounts payable.

Net cash used in operating activities for the three months ended March, 2010 was $13,671.  This was primarily due to the net income of $3,063,933, adjusted by non-cash related expenses including depreciation and amortization of $104,828 and offset by derivative income of $1,356,250 and a net decrease in working capital items of $1,826,182.  The net decrease in working capital items was mainly due to the increase in accounts receivable, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion and decrease in value-added tax payable.  The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses.

Net cash provided by financing activities for the three months ended March 31, 2010 was $1,500,000.  The increase of net cash inflow from financing activities for the three months ended March 31, 2010 was due to proceeds from issuance of common stock of $375,000 shares.

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

Short-Term Loans

As of March 31, 2011, the Company had short-term debt as follows:

	Amount	Interest rate	Due
Short term bank loan	$456,614	0.85845% /per month	June 25, 2010, extended
			until June 25, 2011

The Company uses these loans for working capital purposes.  The loan is secured by the factory building of Shaanxi Jiali's Baoji production base.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Restrictions on Currency Exchange

We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency.  The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC.  Cash and cash equivalents as of March 31, 2011 are mainly held by the Company's subsidiaries and variable interest entities.  Although cash balances cannot be transferred to China Pediatric by loan or advance according to existing PRC laws and regulations, these cash balances can be utilized by the company for its normal operations pursuant to the Management Entrustment Agreements.

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

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by Foreign Invested Enterprises or "FIEs" of foreign currencies into Renminbi by restricting how the converted Renminbi may be used.  Circular 142 requires that Renminbi converted from the foreign currency denominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency denominated capital of a FIE.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.  Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

As such, PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent China Pediatric from using any proceeds received in future financings to make additional capital contributions to China Pediatric's PRC subsidiaries and affiliated entity, Shaanxi Jiali.  If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund its PRC operations may be negatively affected, which could a adversely and materially affect its liquidity and its ability to fund and expand our business.

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

As of March 31, 2011, Shaanxi Jiali, our PRC operating entity, had net assets of $23,271,238.  Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from any future offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of future proceeds and our balance sheet and earnings per share in U.S. dollars following such transaction.  In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Days sales outstanding	119	85

Prepaid expenses

A table of the outstanding prepaid expenses as of March 31, 2011 and December 31, 2010 are as follows:

	Payee	Nature	3/31/2011	12/31/2010

		Advanced payment to
		Shaanxi Research
		Institution of Chinese
	Shaanxi Research	Traditional Medicine
Advance payment to	Institution of Chinese	for five new pediatric
organization	Traditional Medicine	cold medicines	$1,826,456	$1,814,937

		Advance payments to
Advance payment to		suppliers for goods
Suppliers	Suppliers	purchased	6,488,974	4,396,836

Total			$8,315,430	$6,211,773

Prepayments to suppliers are primarily comprised of two types of expenses: (i) an advertising fee (the term of service which is generally one year), which will be expensed in the second, third and fourth quarters of 2011 and first quarter of 2012; and (ii) prepaid deposits for purchasing raw materials and packaging materials required for our manufacturing and operations, which is typically expensed with three months.  Although a portion of prepayments for the raw materials and packaging materials have been expensed, due to the purchasing behaviour of our customers in 2011 which has caused a slightly higher demand for raw materials and packaging materials, as of March 31, 2011, such prepayments have not reduced but have in fact increased.  In the second quarter of 2011, when our advertising fees are expensed, our prepayment will be reduced.

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

We did not issue any stock options to employees during the three months ended March 31, 2011, therefore disclosures are not required.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2011 and December 31, 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have a material impact on these consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.
 We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

 We are currently not a party to any material legal proceedings or claims

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On February 16, 2011, the Company issued 50,000 shares of common stock to an employee.

On February 16, 2011, the Company issued 50,000 shares of common stock to a consulting company as consideration of the services provided to the Company and its affiliates within one year valued at $187,500.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: May 16, 2011	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: May 16, 2011
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)