Form 10-K/A
period 2010-12-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2011-08-05
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K（A）

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

As of August 3, 2011, there were12, 730,288 shares of registrant’s common stock outstanding

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Acquavella, Chiarelli, Shuster, Berkower & Co., LLP, our independent registered public accounting firm Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 2011

CHINA PEDIATRIC PHARMACEUTICALS, INC.

By:	/s/ Jun Xia
Jun Xia
Chief Executive Officer

By:	/s/ Minggang Xiao
Minggang Xiao
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jun Xia	Chief Executive Officer and Director (principal executive officer)	August 3, 2011
Jun Xia

/s/ Minggang Xiao	Chief Financial Officer (principal financial and accounting officer)	August 3, 2011
Minggang Xiao

/s/ Wanxiang Li	Director	August 3, 2011
Wanxiang Li

/s/ Nanjing Lin	Director	August 3, 2011
Nanjing Lin

/s/ Xiaoying Zhang	Director	August 3, 2011
Xiaoying Zhang