Form 10-Q
period 2011-06-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2011-08-15
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2011

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
 Yes ☐ No☒.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 15, 2011, there were 12, 730,288 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL STATEMENTS & NOTES

Item 1. Financial Statements
CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$8,785,163	$10,992,141
Bills receivable	103,651	-
Accounts receivable	9,809,226	8,179,234
Other receivable	87,794	69,257
Inventory	2,984,338	2,804,751
Prepaid expenses	5,221,904	4,396,836
Total Current Assets	26,992,076	26,442,219

Other prepaid expenses	1,856,436	1,814,937
Property & equipment, net	907,681	711,951
Goodwill	765,305	612,745
Intangible Assets, net	1,816,666	1,527,563
Total Assets	$32,338,164	$31,109,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$137,443	$390,021
Accrued expenses and other payables	970,074	1,057,227
Trade deposit received	6,672	6,524
Short-term bank loan	-	453,734
VAT tax payable	37,607	270,553
Income tax payable	9,771	284,763
Derivative liability	241,250	5,762,500
Total Current Liabilities	1,402,817	8,225,322

Stockholders' Equity

Common stock, $0.001 per value, 75,000,000 share authorized, 12,730,171 and 12,630,171 shares issued and outstanding at June 30, 2011 and December 31, 2010	12,730	12,630
Additional paid in capital	14,134,333	13,759,433
Deferred compensation	(109,375)	(2,704,800)
Statutory reserve	810,540	810,540
Other comprehensive income	2,725,337	1,422,351
Accumulated retained earnings	13,361,782	9,583,939
Total Stockholders' Equity	30,935,347	22,884,093
Total Liabilities and Stockholders' Equity	$32,338,164	$31,109,415

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Sales	$6,638,793	$5,747,243	$13,396,578	$11,874,120
Cost of sales	3,404,481	2,599,693	6,750,472	5,509,231

Gross profit	3,234,312	3,147,550	6,646,106	6,364,889
Advertising expenses	2,181,740	439,016	3,458,412	877,867
Selling, general and administrative expense	1,015,386	941,479	4,699,631	1,823,581
Income/(Loss) from operations	37,186	1,767,055	(1,511,937)	3,663,441

Interest income	7,846	-	7,943	-
Other income	-	514	-	825
Derivative income (Expense)	1,097,500	(1,877,500)	5,521,250	(521,250)
Interest expense	(12,342)	-	(24,266)	-
Other expense	(13,995)	(12,063)	(14,322)	(12,292)
Total Other Income (Expense)	1,079,009	(1,889,049)	5,490,605	(532,717)

Income before income taxes	1,116,195	(121,994)	3,978,668	3,130,724

Provision for income taxes	(9,705)	(254,793)	(200,825)	(443,579)
Net income (loss)	$1,106,490	$(376,787)	$3,777,843	2,687,145

Net income (loss) for common share
Earnings per share - Basic	$0.09	(0.04)	$0.30	0.30
Earnings per share - Diluted	$0.00	(0.04)	$(0.13)	0.26

Weighted average common shares outstanding
Basic	12,730,171	9,537,314	12,704,615	9,026,165
Diluted	12,730,171	9,537,314	12,704,615	10,276,165

Net income (loss)	$1,106,490	$(376,787)	$3,777,843	$2,687,145
Other comprehensive income	376,320	369,626	1,302,986	368,219
Comprehensive income (loss)	1,482,810	(7,161)	5,080,829	3,055,364

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net Income	$3,777,843	$2,687,145
Adjustments to reconcile net income to net cash compensation Provided by operating activities:
Depreciation and Amortization	179,716	209,682
Stock-based compensation	2,970,425	-
Derivative (income) expense	(5,521,250)	521,250
(Increase) / decrease in assets:
Bills receivables	(102,577)	-
Accounts receivables	(1,414,139)	(737,866)
Inventory	(133,986)	(1,217,041)
Prepaid expense	(693,770)	(438,851)
Other receivable	(16,226)	(1,388,227)
Increase / (decrease) in current liabilities:
Accounts payable	(255,600)	474,602
Accrued expenses and other payables	(258,194)	1,227,565
Value-added tax payable	(237,667)	(250,118)
Income tax payable	(278,433)	66,317
Net cash provided by (used in) operating activities	(1,983,858)	1,154,458

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(4,167)
Net cash provided by investing activities	(4,167)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sales of common Stock	-	4,500,000
Repayment of loan	(461,012)	-
Net cash provided by financing activities	(461,012)	4,500,000

Effect of exchange rate changes on cash and cash equivalents	242,059	25,018

Net change in cash and cash equivalents	(2,206,978)	5,679,476

Cash and cash equivalents, beginning balance	10,992,141	905,874
Cash and cash equivalents, ending balance	$8,785,163	$6,585,350

SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for:

Income tax payments	$479,258	$377,262
Interest payments	$12,342	$24,266

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Capital Stock
			Additional	Other				Total
			Paid-in	Comprehensive	Statutory	Retained	Deferred	Stockholders
	Share	Amount	Capital	Income	Reserves	Earnings	Compensation	Equity

Balance December 31, 2010	12,630,171	$12,630	$13,759,433	$1,422,351	$810,540	$9,583,939	$(2,704,800)	$22,884,093

Foreign currency translation adjustments	-	-	-	1,302,986	-	-	-	1,302,986

Stock-based compensation	100,000	100	374,900	-	-	-	(109,375)	265,625

Income for the six months ended June 30, 2011	-	-	-	-	-	3,777,843	2,704,800	6,482,643

Balance June 30, 2011	12,730,171	12,730	14,134,333	2,725,337	810,540	13,361,782	(109,375)	30, 935,347

Balance December 31, 2009	8,305,171	8,305	1,494,158	328,567	810,540	3,612,320	-	6,253,890

Foreign currency translation adjustments	-	-	-	1,093,784	-	-	-	1,093,784

Stock-based compensation	1,470,000	1,470	5,408,130	-	-	-	(2,704,800)	2,704,800

Sales of common stock	2,855,000	2,855	6,857,145	-	-	-	-	6,860,000

Income for the year ended December 31, 2009	-	-	-	-	-	5,971,619	-	5,971,619

Balance December 31, 2010	12,630,171	$12,630	$13,759,433	$1,422,351	$810,540	$9,583,939	$(2,704,800)	$22,884,093

The accompanying notes are an integral part of these financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
JUNE 30, 2011
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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the three months ended June 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $376,320 and $369,626 respectively. For the six months ended June 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $1,302,986 and $368,219.

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
JUNE 30, 2011
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

There were no contingencies at June 30, 2011 and December 31, 2010.

Cash

Cash include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There are no allowances for doubtful accounts as of June 30, 2011 and December 31, 2010.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prepaid Expenses

Prepaid Expenses for the six months ended June 30, 2011 and December 31, 2010 represent the following components:

a.  Advance payments to OEM manufacturers for goods purchased: we are normally required by our vendors to pay 40% of the consigned processing contract in advance and these payments are recorded as "prepaid expenses" accordingly. They are reclassified to "Inventory-finished goods" when the purchases are received and then charged to COGS as revenue is recognized.

b.  Advance payments to suppliers for raw materials and packing materials: we are normally required to pay 30% of the purchasing agreement in advance and these payments are recorded as "prepaid expenses" accordingly. They are reclassified to "Inventory-raw materials" when the materials are received and then included in the "production cost" when these raw materials are used to produce finished goods, which finally charged to COGS as revenue is recognized.

c.  Advance payments to advertising companies for promotion: our advertising contracts are normally for up to twelve months. Payment terms require us to make two to four payments during the first several months of contractual period. These payments are recorded as "prepaid expense" when made and charged against "Selling and Distribution expenses" when advertisement first takes place.

	Payee	Nature	June 30, 2011	December 31, 2010
Advance payment to advertisement co.	Advertisement Companies	Advance payments to advertising companies for promotion	3,256,497	---

Advance payment to Suppliers	Suppliers	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	1,965,407	4,396,836

Total			$5,221,904	$4,396,836

Other prepaid expenses

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

A table of the outstanding prepaid expenses as of June 30, 2011 and December 31, 2010 are as follows:

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Payee	Nature	June 30, 2011	December 31, 2010

Advance payment to R & D organization	Shaanxi Research Institution of Chinese Traditional Medicine	Advanced payment to Shaanxi Research Institution of Chinese Traditional Medicine for five new pediatric cold medicines	$1,856,436	$1,814,937

Total			$1,856,436	$1,814,937

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of June 30, 2011 and December 31, 2010, inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$829,660	$2,367,332
Finished goods	2,154,678	437,419
Total	$2,984,338	$2,804,751

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2011 and December 31, 2010, Property, Plant & Equipment consist of the following:

	June 30, 2011	December 31, 2010
Buildings	$556,851	$445,845
Plant and equipment	1,073,369	859,665
Transportation equipment	7,006	5,609
Office equipment	53,289	41,608
Total	1,690,515	1,352,727
Accumulated depreciation	(782,834)	(640,776)
	$907,681	$711,951

Depreciation expense for the three months ended June 30, 2011 and 2010 were $24,371 and $21,599, respectively.
Depreciation expense for the six months ended June 30, 2011 and 2010 were $46,645 and $43,204, respectively.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with the Intangibles, Goodwill and other topic of the FASB Accounting Standard Codification (“ASC 350”), indefinite-life identifiable intangible assets and goodwill are not amortized.  Under the provisions of ASC 350, we are required to perform an annual impairment test of our goodwill.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  Goodwill as of June 30, 2011 and December 31, 2010 are $765,305 and $612,745 respectively.  The goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. The Company believes that as of June 30, 2011 and December 31, 2010, no indication of impairment existed.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The components of finite-lived intangible assets are as follows:

	June 30, 2011	December 31, 2010
Land use right	$330,511	$264,625
Proprietary technologies	3,454,425	2,966,355
Total	3,784,936	3,230,980
Less : Accumulated amoritzation	(1,968,270)	(1,708,417)
	$1,816,666	$1,527,563

Amortization expense for the three months ended June 30, 2011 and 2010 were $66,952 and $83,255, respectively.
Amortization expense for the six months ended June 30, 2011 and 2010 were $133,070 and $166,478, respectively.

The estimated future amortization expenses related to intangible asset as of June 30, 2011 are as follows:-

2011	257,869
2012	433,094
2013	433,094
2014	433,094
2015	$259,515
Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2011 and December 31, 2010, the derivative liabilities amounted to $1,119,250 and $5,762,500.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recogntion."

Revenue of the Company is primarily derived from the sales of OTC medicines in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (“VAT”) and net of sales rebate.

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized at the date of shipment. Our sales arrangements are FOB shipping point.

b.
Payment received before all of the relevant criteria are satisfied: Cash received is recorded as “deposits from customers,” and revenue is recognized when the products have been shipped to the customers.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing, costs of direct advertising.  The Company expenses all advertising costs as incurred.  Advertising costs for the three months ended June 30, 2011 and 2010 were $2,181,740 and $439,016 respectively. Advertising costs for the six months ended June 30, 2011 and 2010 were $3,458,412 and $877,191 respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  The Company paid rebates to customers for the three months ended June 30, 2011 and 2010 were $879,659 and $761,526 respectively. The Company paid rebates to customers for the six months ended June 30, 2011 and 2010 were $1,769,052 and $1,343,541 respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities will be recognized, if any.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Basic and Diluted Earnings (Loss) per Share (EPS)

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

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the six months ended June 30, 2011 and 2010.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 3 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of June 30, 2011 and December 31, 2010, other receivables were $87,794 and $69,257, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 5 – SHORT-TERM BANK LOAN

The loan was repaid in June, 2011 in full by Shaanxi Jiali Pharmaceutical Ltd.

Note 6 – INCOME TAXES

The Company’s effective tax rate reflected the combined results for both.  The following table reconciles the Company’s statutory tax rates to its effective tax rate for the three months ended June 30, 2011 and 2010.

	2011	2010
Statutory income tax rate	25.0%	25.0%
Derivative income (expense)	(10.5%)	(8.1%)
China income tax exemption	$10.4%	$10.4%
Effective income tax rate	$4.1%	$6.5%

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007 and had an income tax rate of 15% since January 1, 2008 which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment expired on December 31, 2010.

The Company’s China operation is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.  However, started from the beginning of 2011, due to its “High Technology Business” status, the National Tax Bureau in Xi’an High-Tech Industries Development Zone granted Shaanxi Jiali a reduced tax rate of 15% for the year 2011 as long as Shaanxi Jiali meets the high-tech enterprise qualification. The company has determined they have met these qualifications

Note 7 – COMMON STOCK AND WARRANTS

On February 16, 2011, the Company granted 50,000 shares common stock to an employee, valued at $187,500 and expensed March, 2011.

On February 16, 2011, the Company granted 50,000 shares common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $31,250 was expensed March 31, 2011, 46,875 was expensed June 30,2011, $109,375 is deferred over the next seven months.

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
JUNE 30, 2011
(UNAUDITED)

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

	Total	Exercise Price	Remaining Life
Outstanding, June 30, 2011	2,500,000	$3.00 - 5.00	0.25 - 1.25 years
Outstanding December 31,2010	2,500,000	$3.00 - 5.00	0.75 - 17.75 years

Note 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued in to consultants and investor relations in connection with the merger agreements.  These derivative financial instruments are indexed to an aggregate of 2,500,000 shares of the Company's common stock as of June 30, 2011 and December 31, 2010, respectively, and are carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the six months ended June 30, 2011 and December 31, 2010:

	Three months ended		Six months ended
	June 30		June 30
Derivative income (expense)	2011	2010	2011	2010
Warrant derivative	$1,097,500	$(1,877,500)	$5,521,250	$(521,250)

	As of		As of
Liabilities	June 30, 2011		December 31, 2010
Warrant derivative	$ (241,250)		$(5,762,500)

Freestanding derivative instruments, consisting of warrants are valued using the Binomial valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Binomial models included: conversion or strike prices ranging from $3.00 - $5.00; volatility 105.1 - 128.3% based upon forward terms of instruments; terms-remaining of 0.25 and 1.25 life at June 30, 2011.

Note 9– STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As of June 30, 2011 and December 31, 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended
	June 30, 2011	June 30, 2010

Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$1,106,490	$(376,787)
Income from operations applicable to common shareholders	$1,106,490	$(376,787)
Denominator:
Weighted average common shares outstanding	12,730,171	9,537,314
Basic earnings per share from continuing operations	$0.09	$(0.04)
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$1,106,490	$(376,787)
Derivative income	1,097,500	-
Adjusted (loss) income from operations applicable to common
shareholders	$7,990	$(376,787)
Denominator:
Weighted average common shares outstanding	12,730,171	9,537,314
Weighted average effect of dilutive securities:
Shares used in computing diluted net income per share	12,730,171	9,537,314
Diluted earnings per share from operations	$0	$(0.04)

	Six Months Ended
	June 30, 2011	June 30, 2010
Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$3,777,843	$2,687,145
Income from operations applicable to common shareholders	$3,777,843	$2,687,145
Denominator:
Weighted average common shares outstanding	12,704,615	9,026,165
Basic earnings per share from continuing operations	$0.30	$0.30
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$3,777,843	$2,687,145
Derivative income	5,521,250	-
Adjusted (loss) income from operations applicable to common
Shareholders	$(1,743,407)	$2,687,145
Denominator:
Weighted average common shares outstanding	12,704,615	9,026,165
Weighted average effect of dilutive securities:
Stock warrants	-	1,250,000
Shares used in computing diluted net income per share	12,704,615	10,276,165
Diluted earnings per share from operations	$(0.13)	$0.26

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 11 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of June 30, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$1,422,351	$1,422,351
Change for 2011	1,302,986	1,302,986
Balance at June 30, 2011	$2,725,337	$2,725,337

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

Note 13– MAJOR CUSTOMERS AND CREDIT RISK

One and Nil customer accounted for more than 10% of accounts receivable at June 30, 2011 and December 31, 2010, totalling 11%.  As of June 30, 2011 and December 31, 2010, two and two vendors were greater than 10% of accounts payable, totalling 58% and 25%, respectively.

Nil and four customers accounted for more than 10% of total sales for the three months ended June 30, 2011 and 2010, totalling 0% and 45% respectively.  Four and three vendors accounted for more than 10% of purchases for the three months ended June 30, 2011 and 2010, totalling 67% and 41% respectively.

Nil and one customers accounted for more than 10% of total sales for the six months ended June 30, 2011 and 2010, totalling 11% respectively.  Four and two vendors accounted for more than 10% of purchases for the six months ended June 30, 2011 and 2010, totaling 59% and 62% respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Note 15 – SUBSEQUENT EVENT

For the six months ended June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the end of the reporting period but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Note 16 – RESTATEMENT

The accompanying consolidated statements of operation for the three and six months ended June 30, 2010  have been restated for the following matter:

(i)	We have restated our financial statements to treat the warrants issued as a derivative liability, see note 9. We previously accounted for the warrants as a component of equity.

The following table illustrates the restatement.

	Three Months End June 30, 2010
	Net Income	Income Per Common Share
Net income, as reported	$1,257,809	$0.13
Correction for warrant accounting	(1,634,596)	(0.09)
Net income, as restated	$(619,691)	$(0.04)
	Six Months End June 30, 2010
	Net Income	Income Per Common Share
Net income, as reported	$2,725,257	$0.30
Correction for warrant accounting	(38,112)	(0.00)
Net income, as restated	$2,204,007	$0.30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended June 30, 2011, and 2010, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarter Report.

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

  We intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network to expand market share of our products.  In addition, our goal is to establish our products as a preferred choice for children's medicines in local pharmacies.

During the changing process of Chinese pharmaceutical industry, we have gradually established our own marketing team to develop our internal marketing and sales capabilities, strengthen cooperation partnership with other exclusive distributor in other regions to expand distribution and coverage of our pharmaceutical products, and increase television advertising-based branding strengths, so as to lay a good foundation for company’s sustainable development in the next three to five years.

In the future, the company's sales strategy will be changed and improved. Company will build our "brand department “instead of current “exclusive distributor agency”.  Our sales staff will assist the dealers to promote products. In this case, company could control the sales market more effectively.

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

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations

NET SALES

	Three Months Ended June 30,				% of
	2011		2010		change
"Xianzhi" Series	$211,644	3.19%	$350,741	6.10%	(40	) %
"Cooer" Series	5,420,112	81.64%	4,912,910	85.48%	10%
"Qingsongling" Series	1,007,037	15.17%	483,592	8.41%	108%
Others	-		-	-%	-%
Total net sales	$6,638,793	100%	$5,747,243	100%	16%

	Six Months Ended June 30,				% of
	2011		2010		change
"Xianzhi" Series	$577,789	4.31%	$362,276	3.05%	59%
"Cooer" Series	11,088,253	82.77%	10,020,240	84.38%	11%
"Qingsongling" Series	1,730,536	12.92%	508,710	4.28%	240%
Others	-	-	982,894	8.28%	(100	) %
Total net sales	$13,396,578	100%	$11,874,120	100%	13%

During the three months ended June 30, 2011, total net sales increased by approximately $891,550 or 16%, compared to the same periods of 2010.

These were primarily due to the sales increases for "Qingsongling" Series by around $523,445 or 108% and for “Cooer” Series by around $507,202 or 10% in the three months ended June 30, 2011.  This was mainly due to the increase in terms of quantities as demand from customers increased.  These were also as a result of the intensive promotion in 2011.

During the six months ended June 30, 2011, total net sales increased by approximately $1,522,458 or 13%, compared to the same periods of 2010.

This was primarily due to the sales increases for "Qingsongling" Series by around $1,221,826 or 240%, in the six months ended June 30, 2011.  This was mainly due to the increase in terms of quantities as demand from customers increased.  These were also as a result of the intensive promotion in 2011.

COST OF SALES

	Three Months Ended June 30,				% of
	2011		2010		change
"Xianzhi" Series	$26,088	0.77%	$45,495	1.75%	(43	) %
"Cooer" Series	2,849,124	83.69%	2,293,043	88.20%	24%
"Qingsongling" Series	529,269	15.55%	261,155	10.05%	103%
Others	-		-	%	-%
Total cost of sales	$3,404,481	100%	$2,599,693	100%	31%

	Six Months Ended June 30,				% of
	2011		2010		change
"Xianzhi" Series	$81,677	1.21%	$46,910	0.85%	74%
"Cooer" Series	5,703,041	84.48%	4,543,970	82.48%	26%
"Qingsongling" Series	965,754	14.31%	272,669	4.95%	254%
Others	-	-	645,682	11.72%	(100	) %
Total cost of sales	$6,750,472	100%	$5,509,231	100%	23%

Compared to the same periods of 2010, the total cost of sales increased about $804,788 or 31% in the three months ended June 30, 2011.  This was primarily due to increase in cost of sales for "Qingsongling" Series which is in line with the increase in these products' net sales and offset by decrease in cost of sales of other products.

Compared to the same periods of 2010, the total cost of sales increased about $1,241,241 or 23% in the six months ended June 30, 2011.  This was primarily due to increase in cost of sales for "Qingsongling" Series which is in line with the increase in these products' net sales and offset by decrease in cost of sales of other products.

GROSS PROFIT

	Three Months Ended June 30,
	2011		2010
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$185,556	88%	$305,246	87%	(39	) %
"Cooer" Series	2,570,988	47%	2,619,867	53%	(2	) %
"Qingsongling" Series	477,768	47%	222,437	46%	115%
Others	-		-	-%	-%
Total	$3,234,312	49%	$3,147,550	55%	3%

	Six Months Ended June 30,
	2011		2010
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$496,112	86%	$315,366	87%	57%
"Cooer" Series	5,385,212	49%	5,476,270	55%	(2	) %
"Qingsongling" Series	764,782	44%	236,041	46%	224%
Others	-	-	337,212	34%	(100	) %
Total	$6,646,106	50%	$6,364,889	54%	4%

Gross profit increased about $86,762 or 3% in the three months ended June 30, 2011 compared to the same periods of 2010.  The decrease in gross profits was due primarily to the increase in cost of sales for "Cooer" Series and "Qingsong" Series.

The overall gross profit margin decreased by 6% in the three months ended June 30, 2011 compared to the same periods of 2010.The decrease was mainly caused by the pervasive increase in costs of raw materials in China in the year 2011 and increase in wages of workers due to an increase in the statutory minimum wage. For example: traditional Chinese medicine materials, the price of" aconite " increased 3 Yuan per kg and " radix scutellariae " increased 1.4yuan per kg.

Gross profit increased about $281,217 or 4% in the six months ended June 30, 2011 compared to the same periods of 2010.  The increase in gross profits was due primarily to the increase in sales for "Cooer" Series and "Qingsong" Series.

The overall gross profit margin decreased by 4% in the six months ended June 30, 2011 compared to the same periods of 2010. The selling price of our products have not changed meaningfully in the six months ended June 30,2011 compared to the same periods of 2010. The decrease was mainly caused by the pervasive increasing in the price of raw materials and labor in China which accordingly result in the increase of production costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended June 30,
	2011		2010
		% of total		% of total	% of
		net sales		net sales	change
Advertising expenses	$2,181,740	33%	$439,016	8%	397%
Other SG&A	1,015,386	15%	941,479	16%	8%
Other selling, general and
administrative expenses	$3,197,126	48%	$1,380,495	24%	132%

	Six Months Ended June 30,
	2011		2010
		% of total		% of total	% of
		net sales		net sales	change
Advertising expenses	$3,458,412	26%	$877,867	7%	294%
Other SG&A	4,699,631	35%	1,823,581	16%	158%
Other selling, general and
administrative expenses	$8,158,043	61%	$2,701,448	23%	202%

The increases in dollar amount for the three months ended June 30, 2011 were mainly due to the increase in promotional and advertising expenditures of around $1,743,000, increase in sales commissions expenses of around $59,000, all resulting from the ongoing marketing expansion; and offset by decrease in IPO expenses of around $214,000.

The increases in dollar amount for the six months ended June 30, 2011 were mainly due to the increase in promotional and advertising expenditures of around $2,581,000, increase in sales commissions expenses of around $133,000, all resulting from the ongoing marketing expansion and increase in stock based compensation costs of around $2,970,000; and offset by decrease in IPO expenses of around $401,000.

PROVISION FOR INCOME TAXES

	Three Months Ended
	June 30,
	2011	2010
Provision for income taxes	$9,705	$254,793
Effective tax rate	15%	15%

	Six Months Ended
	June 30,
	2011	2010
Provision for income taxes	$200,824	$443,579
Effective tax rate	15%	15%

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007 and had an income tax rate of 15% since January 1, 2008 which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment expired on December 31, 2010.

The Company’s China operation is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.  However, started from the beginning of 2011, due to its “High Technology Business” status, the National Tax Bureau in Xi’an High-Tech Industries Development Zone granted Shaanxi Jiali a reduced tax rate of 15% for the year 2011 as long as Shaanxi Jiali meets the high-tech enterprise qualification.

Decrease in the amount of provision for income taxes for the three and six months ended June 30, 2011 are mainly due to the increase in selling, general and administrative expenses compared to the same period of 2010.

NET INCOME

As a result of the above, in the three months ended June 30, 2011, the net income was $1,106,490 compared to the net loss of $619,691 for the three ended June 30, 2010. In the six months ended June 30, 2011, the net income was $3,777,843 compared to the net income of $2,687,145 for the six months ended June 30, 2010

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had cash and cash equivalents of approximately $8.8 million.  We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at lease the next twelve months.

Net cash used in operating activities for the six months ended June 30, 2011 was $1,983,858.  This was primarily due to the net income of $3,777,843, adjusted by non-cash related expenses including depreciation and amortization of $179,716, stock based compensation cost of $2,970,425 offset by a net decrease in working capital items of $3,390,592 and a non-cash related derivative income of $5,521,250.  The net decrease in working capital items was mainly due to increase in accounts receivable, increase in prepaid expenses, decrease in accounts payable, decrease in accrued expenses and other payables, decrease in VAT tax payable and decrease in income tax payable.

Net cash used in operating activities for the six months ended June, 2010 was $1,154,458.  This was primarily due to the net income of $2,727,928, adjusted by non-cash related expenses including depreciation and amortization of $209,682 and offset by derivative income of $480,468 and a net increase in working capital items of $2,263,619.  The net increase in working capital items was mainly due to the increase in accounts receivable, increase in prepayments to suppliers, and increase in inventories to prepare for the ongoing sales promotion and decrease in value-added tax payable.  The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2011 was $4,167.  The decrease net cash outflow from investing activities for the six months ended June 30, 2011 was due to acquire property, plant and equipment.

Net cash used in financing activities for the six months ended June 30, 2011 was $461,012.  The decrease net cash outflow from financing activities for the six months ended June 30, 2011 was due to repayment of bank loan.

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

Restrictions on Currency Exchange

We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency.  The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC.  Cash and cash equivalents as of June 30, 2011 are mainly held by the Company's subsidiaries and variable interest entities.  Although cash balances cannot be transferred to China Pediatric by loan or advance according to existing PRC laws and regulations, these cash balances can be utilized by the company for its normal operations pursuant to the Management Entrustment Agreements.

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

As of June 30, 2011, Shaanxi Jiali, our PRC operating entity, had net assets of $23,709,620.  Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from any future offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of future proceeds and our balance sheet and earnings per share in U.S. dollars following such transaction.  In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recogntion."

Revenue of the Company is primarily derived from the sales of OTC medicines in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (“VAT”) and net of sales rebate.

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized at the date of shipment. Our sales arrangements are FOB shipping point.

b.
Payment received before all of the relevant criteria are satisfied: Cash received is recorded as “deposits from customers,” and revenue is recognized when the products have been shipped to the customers.

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

The following table sets out the aging of our accounts receivable for each of the two balance sheet periods presented.

Accounts		1-30	31-60	61-90	91-180	181-365	> 365
Receivable Aging	Total	days	days	days	days	days	days
As of June 30, 2011	$9,809,226	$2,330,594	$2,482,482	$2,477,901	$2,514,183	$-	$4,066
As of December 31, 2010	$8,179,234	$2,801,910	$2,544,577	$2,062,586	$675,248	$92,116	$2,797

The following presents the days sales outstanding calculated based on sales and accounts receivables in RMB term for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Days sales outstanding	108	77

Prepaid expenses

A table of the outstanding prepaid expenses as of June 30, 2011 and December 31, 2010 are as follows:

	Payee	Nature	6/30/2011	12/31/2010
		Advance payments to
Advance payment to	Advertisement	advertising companies for
advertising company	Companies	promotion	3,256,497	-
		Advance payments to
Advance payment to		OEM manufactures for goods
Suppliers	Suppliers	purchased & suppliers for raw	1,965,407	4,396,836
		Materials and packing materials
Total			$5,221,904	$4,396,836

Prepaid Expenses for the year 2011 represent the following components:

a.  Advance payments to OEM manufacturers for goods purchased: we are normally required by our vendors to pay 40% of the consigned processing contract in advance and these payments are recorded as "prepaid expenses" accordingly. They are reclassified to "Inventory-finished goods" when the purchases are received and then charged to COGS as revenue is recognized.

b.  Advance payments to suppliers for raw materials and packing materials: we are normally required to pay 30% of the purchasing agreement in advance and these payments are recorded as "prepaid expenses" accordingly. They are reclassified to "Inventory-raw materials" when the materials are received and then included in the "production cost" when these raw materials are used to produce finished goods, which finally charged to COGS as revenue is recognized.

c.  Advance payments to advertising companies for promotion: our advertising contracts are normally for up to twelve months. Payment terms require us to make two to four payments during the first several months of contractual period. These payments are recorded as "prepaid expense" when made and charged against "Selling and Distribution expenses" when advertisement first takes place.

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

We did not issue any stock options to employees during the three months ended June 30, 2011, therefore disclosures are not required.

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

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities will be recognized, if any,

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes." FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies."  FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company's financial statements.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011 and December 31, 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of June 30, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX 101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: August 15 , 2011	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: August 15 , 2011
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)