Form 10-Q
period 2011-09-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2011-11-17
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2011

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

Copy of Communications to:
Bernard & Yam, LLP
Attn: Man Yam, Esq.
401 Broadway Suite 1708
New York, NY 10013
Phone: 212-219-7783
Fax: 212-219-3604

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No☒.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2011 and November 15, 2011, there were 12,730,288 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$5,029,149	$10,992,141
Bills receivable	104,766	-
Accounts receivable	12,890,460	8,179,234
Other receivable (note 3)	118,376	69,257
Inventories (note 4)	2,131,366	2,804,751
Prepaid expenses (note 5)	2,854,028	4,396,836
Total Current Assets	$23,128,145	$26,442,219

Other prepaid expenses (note 5)	1,876,407	1,814,937
Property, plant & equipment, net (note 6)	896,085	711,951
Goodwill	773,538	612,745
Intangible assets, net (note 7)	1,768,083	1,527,563

Total Assets	$28,442,258	$31,109,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$212,824	$390,021
Accrued expenses and other payables	1,103,458	1,057,227
Trade deposit received	6,744	6,524
Short-term bank loan (note 9)	-	453,734
VAT tax payable	324,613	270,553
Income tax payable (note 10)	-	284,763
Derivative liability (note 12)	-	5,762,500
Total Current Liabilities	$1,647,639	$8,225,322

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 12,730,171 and 12,630,171 shares issued and outstanding at September 30, 2011 and December 31, 2010 (note 11)	$12,730	$12,630
Additional paid in capital	14,134,333	13,759,433
Deferred compensation	(62,500)	(2,704,800)
Statutory reserve (note 13)	810,540	810,540
Other comprehensive income	3,047,391	1,422,351
Accumulated retained earnings	8,852,125	9,583,939
Total Stockholder's Equity	$26,794,619	$22,884,093

Total Liabilities and Stockholder's Equity	$28,442,258	$31,109,415

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$6,505,088	$6,342,505	$19,901,666	$18,216,625
Cost of sales	3,705,012	2,953,021	10,455,484	8,462,252
Gross profit	2,800,076	3,389,484	9,446,182	9,754,373

Advertising expense	2,525,678	442,457	5,984,090	1,320,324
Selling, general and administrative expense	5,031,332	782,525	9,730,963	2,606,106
Income (Loss) from operations	(4,756,934)	2,164,502	(6,268,871)	5,827,943

Interest income	6,177	92	14,120	92
Other income	-	-	-	825
Derivative income (expense) (note 12)	241,250	(740,000)	5,762,500	(1,261,250)
Interest (expense)	-	(11,945)	(24,266)	(11,945)
Other (expense)	(150)	(115)	(14,472)	(12,407)
Total Other Income (Expense)	247,277	(751,968)	5,737,882	(1,284,685)

Income (Loss) before income taxes	(4,509,657)	1,412,534	(530,989)	4,543,258

Provision for income taxes	-	(305,388)	(200,825)	(748,967)

Net income (loss) (note 10)	$(4,509,657)	1,107,146	$(731,814)	3,794,291

Foreign currency transaction adjustment	322,054	248,839	1,625,040	617,058

Comprehensive income (loss)	$(4,187,603)	$1,355,985	$893,226	$4,411,349

Net income (loss) per common share
Earnings per share - basic and diluted	$(0.35)	$0.11	$(0.06)	$0.40
Weighted average common shares outstanding	12,730,171	10,205,171	12,713,259	9,423,486

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(731,814)	$3,794,291
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	270,622	315,350
Stock-based compensation	3,017,300	-
Derivative (income) expense	(5,762,500)	1,261,250
(Increase) decrease in current assets
Bills receivables	(103,692)	-
Accounts receivables	(4,495,373)	(1,348,274)
Inventory	718,986	(2,367,332)
Prepaid expense	1,674,106	541,337
Other receivable	(46,808)	(594,253)
Increase (decrease) in current liabilities
Accounts payable	(180,219)	117,395
Accrued expenses and other payables	(124,810)	1,753,727
Value-added tax payable	49,339	14,344
Income tax payable	(288,204)	114,914
Net cash provided by (used in) operating activities	(6,003,067)	3,602,749

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(4,167)	-
Repayment of loan	(461,012)	-
Net cash used in investing activities	(465,179)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	4,720,000

Effect of exchange rate changes on cash and cash equivalents	505,254	166,413

Net change in cash and cash equivalents	(5,962,992)	8,489,162
Cash and cash equivalents, beginning balance	10,992,141	905,874
Cash and cash equivalents, ending balance	$5,029,149	$9,395,036

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$479,258	$634,052
Interest payments	$12,342	$11,945

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SEPTEMBER 30, 2011
(UNAUDITED)

Description	Common Share	Amount	Additional Paid-in Capital	Other Comprehensive Income

Balance, December 31, 2009	8,305,171	$8,305	$1,494,158	$328,567
Foreign currency translation adjustments	-	-	-	1,093,784
Stock-based compensation	1,470,000	1,470	5,408,130	-
Sales of common stock	2,855,000	2,855	6,857,145	-
Income for the year	-	-	-	-
Balance, December 31, 2010	12,630,171	12,630	13,759,433	1,422,351
Foreign currency translation adjustments	-	-	-	1,625,040
Stock-based compensation	100,000	100	374,900
Income (loss) for the nine months	-	-	-	-
Balance, September 30, 2011	12,730,171	$12,730	$14,134,333	$3,047,391

Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2009	$810,540	$3,612,320	$-	$6,253,890
Foreign currency translation adjustments	-	-	-	1,093,784
Stock-based compensation	-	-	(2,704,800)	2,704,800
Sales of common stock	-	-	-	6,860,000
Income for the year	-	5,971,619	-	5,971,619
Balance, December 31, 2010	810,540	9,583,939	(2,704,800)	22,884,093
Foreign currency translation adjustments	-	-	-	1,625,040
Stock-based compensation	-	-	2,642,300	3,017,300
Income (loss) for the nine months	-	(731,814)	-	(731,814)
Balance, September 30, 2011	$810,540	$8,852,125	$(62,500)	$26,794,619

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)
NOTE 1 - ORGANIZATION

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

On September 30, 2009 the Company completed its merger with China Children, a Hong Kong based pharmaceutical manufacturer company in accordance with the Share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition.  In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Children (the legal acquiree) is considered the accounting acquirer for accounting purposes.  Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of China Children.  The assets, liabilities and historical operations prior to the share exchange transaction will be those of China Children.  Subsequent to the date of Share Exchange Transaction, China Children is deemed to be a continuation of the business of the Company.  Therefore post-exchange financial statements will include the combined balance sheet of the Company and China Children, the historical operations of China Children and the operations of the Company and China Children from the closing date of the Share Exchange Transaction forward.

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

The contractual arrangements completed in August 4, 2008 provide Xi'an Coova with controlling interest in Shaanxi Jiali as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, Section 10-15, “Variable Interest Entities” and SFAS 167, which requires the Company to consolidate the financial statements of Shaanxi Jiali.  The Company, as an entity that consolidates a Variable Interest Entity is called the primary beneficiary of the VIE.  Accordingly, the Company is the primary beneficiary of Shaanxi Jiali.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)
NOTE 1 - ORGANIZATION (CONT’D)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the China Pediatric Pharmaceuticals, Inc., its wholly owned subsidiaries, China Children Pharmaceuticals Co. Limited, and Xi'an Coova Children Pharmaceuticals Co., Ltd. as well as Shaanxi Jiali Pharmaceuticals Co., Ltd., a variable interest entity (“VIE”) for which the Company is the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the three months ended September 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $322,054 and $248,839 respectively. For the nine months ended September 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income was $1,625,040 and $617,058.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

There were no contingencies at September 30, 2011 and December 31, 2010.

Cash

Cash include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable.  The Company grants 90 days payment terms to all credit sales customers. Historically all accounts receivable relating to credit sales are collected within the 90 days period. Therefore, no provisions are made for doubtful accounts as of September 30, 2011 and December 31, 2010.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Goodwill as of September 30, 2011 and December 31, 2010 are $773,538 and $612,745 respectively.  Goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. The Company believes that as of September 30, 2011 and December 31, 2010, no indication of impairment existed.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Land use right	50 years
Proprietary technologies	10 years

Land in PRC China is not freely transferable.  However the right to use land could be transferred by the local Government to users.  The Company acquired the land use right for its factory premises from the former owner of the same land use right in the year 2000.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

As of September 30, 2011 and December 31, 2010, the derivative liabilities amounted to Nil and $5,762,500.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

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

There are two types of sales upon which revenue is recognized:

●	Credit sales: revenue is recognized at the date of shipment. Our sales arrangements are FOB shipping point.

●
Payment received before all of the relevant criteria are satisfied: Cash received is recorded as “deposits from customers,” and revenue is recognized when the products have been shipped to the customers.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing, costs of direct advertising.  The Company expenses all advertising costs as incurred.  Advertising costs for the three months ended September 30, 2011 and 2010 were $2,522,678 and $442,457 respectively. Advertising costs for the nine months ended September 30, 2011 and 2010 were $5,948,090 and $1,330,324 respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Customer rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  Rebates to customers for the three months ended September 30, 2011 and 2010 were $1,384,649 and $840,400 respectively.  Rebates to customers for the nine months ended September 30, 2011 and 2010 were $3,153,701 and $2,183,941 respectively.

Shipping and handling costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees.  All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the nine months ended September 30, 2011 and 2010.

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

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended September 30, 2011. The reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its consolidated statements of income and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on its consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has not yet determined the impact of the adoption of ASU 2011-08 on its consolidated financial statements.

NOTE 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of September 30, 2011 and December 31, 2010, other receivables were $118,376 and $69,257, respectively.

NOTE 4 - INVENTORIES

As of September 30, 2011 and December 31, 2010, inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$804,816	$2,367,332
Finished goods	1,326,550	437,419
Total	$2,131,366	$2,804,751

NOTE 5 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at  September 30, 2011 and December 31, 2010 represent the following components:

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

	Payee	Nature	September 30, 2011	December 31, 2010
Advance payment to advertisement co.	Advertisement Companies (c)	Advance payments to advertising companies for promotion	1,071,507	---

Advance payment to Suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	1,782,521	4,396,836
Total			$2,854,028	$4,396,836

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 5 - PREPAID EXPENSES (CONT’D)

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

Other prepaid expenses as of September 30, 2011 and December 31, 2010 are $1,876,407 and $1,814,937 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2011 and December 31, 2010, Property, Plant & Equipment consist of the following:

	September 30, 2011	December 31, 2010
Buildings	$562,841	$445,845
Plant and equipment	1,084,916	859,665
Transportation equipment	7,082	5,609
Office equipment	55,537	41,608
Total	1,710,376	1,352,727
Accumulated depreciation	(814,291)	(640,776)
	$896,085	$711,951

Depreciation expense for the three months ended September 30, 2011 and 2010 were $22,971 and $21,761, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 were $69,616 and $64,965, respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 7 - INTANGIBLE ASSETS

The Company has four proprietary technologies: propriety technology for antioxidant technique, proprietary technology for “liren” capsule, patent-Chinese medicine and production method for skin and gyhecology disease and patent: Chinese medicine and production method for tracheitis.  Propriety technology for antioxidant technique was contributed by a shareholder in exchange for shares of the Company’s common stock.  Proprietary technology for “liren” capsule was purchased from third party at the price agreed by the Company and the third party.  Two patents were purchase from the shareholders at the prices determined by an independent appraiser.  These proprietary technologies were acquired for the future use of the Company.  We capitalized them as intangible assets as acquired.  Land use rights will expire in 2056 and 2058.

The components of finite-lived intangible assets are as follows:

	September 30, 2011	December 31, 2010
Land use right	$333,129	$264,625
Proprietary technologies	3,586,506	2,966,355
Total	3,919,635	3,230,980
Less : Accumulated amortization	(2,151,552)	(1,703,417)
	$1,768,083	$1,527,563

Amortization expense for the three months ended September 30, 2011 and 2010 were $67,935 and $83,907, respectively.  Amortization expense for the nine months ended September 30, 2011 and 2010 were $201,006 and $250,385, respectively.

The estimated future amortization expenses related to intangible asset as of September 30, 2011 are as follows:-

Years ending December 31,	$
2011, three months		68,126
2012		272,506
2013		272,506
2014		272,506
2015		272,506
Thereafter		609,933

NOTE 8 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

NOTE 9 - SHORT TERM BANK LOAN

The loan was repaid in June, 2011 in full by Shaanxi Jiali Pharmaceutical Ltd.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 10 - INCOME TAXES

For the period ended September 30, 2011 and 2010, the local ("United States of America") and foreign components of income (loss) before income taxes were comprised of the following.

	Nine Months Ended September 30,
	2011	2010
Tax Jurisdiction From
- Local	$2,745,200	$(1,261,250)
- Foreign	(3,276,189)	5,804,508
Income (Loss) before income taxes	$(530,989)	$4,543,258

The Company’s effective tax rate reflected the combined results for both.  The following table reconciles the Company’s statutory tax rates to its effective tax rate for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010

Income (Loss) before taxes from PRC operation	$	(3,276,189)	$5,804,508
Tax rate		15%	15%
Income tax at statutory tax rate		(491,428)	870,676
Tax effect of non-taxable items		-	(121,709)
Tax loss		692,253	-
Income tax at effective rate		$-	$748,967

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007.

Since the year 2008, the Company’s China operation is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.  However, due to its “High Technology Business” status, the National Tax Bureau in Xi’an High-Tech Industries Development Zone granted Shaanxi Jiali a reduced tax rate of 15% as long as Shaanxi Jiali meets the high-tech enterprise qualification. The company has determined they have met these qualifications.  Currently the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

NOTE 11 - SHARE CAPITAL

Common Shares

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per share.  During the nine months ended September 30, 2011 and year ended December 31, 2010, the Company:

For the nine months ended September 30, 2011		Number of Shares	Value
i.	On February 16, 2011, the Company granted 50,000 shares common stock to an employee, valued at $187,500 and expensed March, 2011.	50,000	$187,500
ii.	On February 16, 2011, the Company granted 50,000 shares common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $125,000 was expensed in the nine months ended September 30, 2011, and $62,500 is deferred over the next four months.	50,000	187,500
	Total common shares issued during the nine months	100,000	$375,000

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 11 - SHARE CAPITAL (CONT’D)

For year ended December 31, 2010		Number of Shares	Value
iii.	On February 11, 2010, the Company closed a private placement, and issued 375,000 shares of common stock at $4 per share to several investors for total cash consideration of $1,500,000.	375,000	$1,500,000
iv.	On April 29, 2010, the Company issued 1,200,000 shares of common stock at $2 per share to several investors for total cash consideration of $2,400,000.	1,200,000	2,400,000
v.	On June 23, 2010, the Company issued 300,000 shares of common stock at $2 per share to several investors for total cash consideration of $600,000.	300,000	600,000
vi.	On September 8, 2010, the Company issued 100,000 shares of common stock at $2.2 per share to an investor for cash consideration of $220,000.	100,000	220,000
vii.	On October 9, 2010, the Company entered into consultancy service agreements with four individuals to identify and refer a target company to consummate an acquisition, with a contract period of 6 months. The Company issued 1,470,000 shares of common stock valued at $5,409,600 to these individuals as considerations for the service provided. These shares were fully vested and not subject to forfeiture when issued. $2,704,800 was recognized as stock-based compensation and $2,704,800 was recorded as deferred compensation in the year ended December 31, 2010.	1,470,000	5,409,600
viii.	On November 12, 2010, the Company issued 200,000 shares of common stock at $2.2 per share to several investors for total cash consideration of $440,000.	200,000	440,000
ix.	On December 31, 2010, the Company issued 680,000 shares of common stock at $2.5 per share to an investor for cash consideration of $1,700,000.	680,000	1,700,000
	Total common shares issued during the year	4,325,000	$12,269,600

As at September 30, 2011 and December 31, 2010, total issued and outstanding common stock is 12,730,171 and 12,630,171

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 11 - SHARE CAPITAL (CONT’D)

Warrants

The Company entered into several warrant placement agreements dated September 30, 2009, whereby the Company agreed to issue warrants to acquire shares of the Company’s common stock with an exercise price of $3.00, expiring September 30, 2011, with piggy back warrants to purchase additional shares of the Company’s common stock with an exercise price of $5.00, expiring on September 30, 2012, as consideration for services in connection with:

		Warrants with an exercise price of $3.00, expiring September 30, 2011	Piggy back warrants with an exercise price of $5.00, expiring September 30, 2012
i.	On August 15, 2009, Kang Xiulan referred a public shell company（Lid Hair Studios International, Inc.）to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.	250,000	250,000
ii.	During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.	600,000	600,000
iii.	The Company also obtained certain public company sector services, including investor relations advisory services.	400,000	400,000
	Total warrants issued	1,250,000	1,250,000

The following is a summary of share purchase warrants information:

	Warrants with an exercise price of $3.00, expiring September 30, 2011	Piggy back warrants with an exercise price of $5.00, expiring September 30, 2012		Total
Outstanding, December 31, 2009	1,250,000	1,250,000		2,500,000
-	-	-		-
Outstanding, December 31, 2010	1,250,000	1,250,000		2,500,000
Expired	(1,250,000)	(1,250,000)	a	(2,500,000)
Outstanding, September 30, 2011	-	-		-

a The piggy back warrants expired as the original warrants with an exercise price of $3.00, expired September 30, 2011 were not exercised.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued in to consultants and investor relations in connection with the merger agreements (note 11).  These derivative financial instruments are indexed to an aggregate of 2,500,000 shares of the Company's common stock as of September 30, 2011 and December 31, 2010, respectively, and are carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the nine months ended September 30, 2011 and December 31, 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
Derivative income (expense)	2011	2010	2011	2010
Warrant derivative	$241,250	$(740,000)	$5,762,500	$(1,261,250)

	As of		As of
Liabilities	September 30, 2011		December 31, 2010
Warrant derivative	$-		$(5,762,500)

As at September 30, 2011, all outstanding warrants have expired, thus were valued at nil.  As at September 30, 2010, freestanding derivative instruments, consisting of warrants were valued using the Black-Scholes-Merton valuation methodology using these assumptions: conversion or strike prices ranging from $3.00 - $5.00; volatility 105.1 - 128.3% based upon forward terms of instruments; terms-remaining of 1.0 and 2.0 years as at September 30, 2010.

NOTE 13 - STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As of September 30, 2011 and December 31, 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS (CONT’D)

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

●	The Company's growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.

●	Changes in the laws and regulations in the PRC may adversely affect the Company's ability to conduct its business.

●	The Company may experience barriers to conducting business due to governmental policy.

●	Capital outflow policies in the PRC may hamper the Company's ability to remit income to the United States.

●	Fluctuation of the Renminbi could materially affect the Company's financial condition and results of operations.

●	The Company may face obstacles from the communist system in the PRC.

●	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.

●	Trade barriers and taxes may have an adverse effect on the Company's business and operations.

●	There may not be sufficient liquidity in the market for the Company's securities in order for investors to sell their securities.

NOTE 15 - MAJOR CUSTOMERS AND CREDIT RISK

One and Nil customer accounted for more than 10% of accounts receivable at September 30, 2011 and December 31, 2010, totaling 10% and 0% respectively.  As of September 30, 2011 and December 31, 2010, three and two vendors were greater than 10% of accounts payable, totaling 68% and 25%, respectively.

Nil and one customers accounted for more than 10% of total sales for the three months ended September 30, 2011 and 2010, totaling 0% and 10% of respectively.  Three and two vendors accounted for more than 10% of purchases for the three months ended September 30, 2011 and 2010, totaling 81% and 36% respectively.

Four and three vendors accounted for more than 10% of purchases for the nine months ended September 30, 2011 and 2010, totaling 61% and 57% respectively.

 NOTE 16 - EMPLOYMENT AGREEMENTS

On September 30, 2009, we entered into a two year Employment Agreement with Jun Xia to serve as our Chief Executive Officer. The agreement provides for an annual salary of USD$10,553 and an annual bonus of up to 50% of the executive’s annual salary.

On September 1, 2010, we entered into a one year Employment Agreement with Minggang Xiao to serve as our Chief Financial Officer.  The agreement provides for an annual salary of USD$7,036 and an annual bonus of up to 50% of the executive’s annual salary.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 17 – COMMITMENT

On August 12, 2011, the Company entered into a 2 year lease for its office location in Xi’an, Shaanxi Province, the People’s Republic of China.  Lease payment is $2,646 per month until August 11, 2013

NOTE 18 - SUBSEQUENT EVENT

For the nine months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the end of the reporting period but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended September 30, 2011, and 2010, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarter Report.

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

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations

NET SALES

	Three Months Ended September 30,				% of
	2011		2010		change
"Xianzhi" Series	$175,351	2.7%	$404,491	6.38%	(57	) %
"Cooer" Series	5,753,867	88.45%	5,165,141	81.44%	11%
"Qingsongling" Series	575,870	8.85%	772,873	12.19%	(25	) %
Others	-		-	-%	-%
Total net sales	$6,505,088	100%	$6,342,505	100%	3%

	Nine Months Ended September 30,				% of
	2011		2010		change
"Xianzhi" Series	$753,140	3.78%	$766,767	4.21%	(2	) %
"Cooer" Series	16,842,120	84.63%	15,185,381	83.36%	11%
"Qingsongling" Series	2,306,406	11.59%	1,281,583	7.04%	80%
Others	-	-	982,894	5.40%	(100	) %
Total net sales	$19,901,666	100%	$18,216,625	100%	9%

During the three months ended September 30, 2011, total net sales increased by approximately $162,583 or 3%, compared to the same periods of 2010.  These were primarily due to the sales increase of “Cooer” Series by $588,726 or 11%, offset by decrease of "Xianzhi" Series by $229,140 or 57% and decrease of “Qingsongling” series by 197,003 or 25%, in the three months ended September 30, 2011.  This was mainly due to the changes in consumer demand.

During the nine months ended September 30, 2011, total net sales increased by approximately $1,685,041 or 9%, compared to the same periods of 2010.  This was primarily due to the sales increases of "Qingsongling" Series by $1,024,823 or 80%, and increase of “Cooer” series by $1,656,739 or 11% in the nine months ended September 30, 2011.  This was mainly due to the changes in consumer demand and results of intensive promotion campaigns in 2011.  Net sales were affected by an increase of rebates from 10% to 15%.

COST OF SALES

	Three Months Ended September 30,				% of
	2011		2010		change
"Xianzhi" Series	$34,887	0.94%	$52,467	1.75%	(34	) %
"Cooer" Series	3,279,137	88.51%	2,485,443	88.20%	32%
"Qingsongling" Series	390,988	10.55%	415,111	10.05%	(6	) %
Others	-		-	%	-%
Total cost of sales	$3,705,012	100%	$2,953,021	100%	25%

	Nine Months Ended September 30,				% of
	2011		2010		change
"Xianzhi" Series	$116,564	1.11%	$99,377	1.17%	17%
"Cooer" Series	8,982,178	85.91%	7,029,413	83.07%	28%
"Qingsongling" Series	1,356,742	12.98%	687,780	8.13%	97%
Others	-	-	645,682	7.63%	(100	) %
Total cost of sales	$10,455,484	100%	$8,462,252	100%	24%

Compared to the same periods of 2010, the total cost of sales increased about $751,991or 25% in the three months ended September 30, 2011.  This was primarily due to increase in cost of sales for "Cooer" Series which is in line with the increase in these products' net sales and offset by decrease in cost of sales of other products.

Compared to the same periods of 2010, the total cost of sales increased about $1,993,232 or 24% in the nine months ended September 30, 2011.  This was primarily due to increase in cost of sales for "Qingsongling" Series which is in line with the increase in these products' net sales and offset by decrease in cost of sales of other products.

GROSS PROFIT

	Three Months Ended September 30,
	2011		2010
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$140,464	80%	$352,024	87%	(60	) %
"Cooer" Series	2,474,730	43%	2,679,698	52%	(8	) %
"Qingsongling" Series	184,882	32%	357,762	46%	(48	) %
Others	-		-	-%	-%
Total	$2,800,076	43%	$3,389,884	55%	(17	) %

	Nine Months Ended September 30,
	2011		2010
		gross profit		gross profit	% of
		margin		margin	change
"Xianzhi" Series	$636,576	85%	$667,846	87%	(4	) %
"Cooer" Series	7,859,942	46%	8,155,463	54%	(4	) %
"Qingsongling" Series	949,664	41%	593,852	46%	60%
Others	-	-	337,212	34%	(100	) %
Total	$9,446,182	50%	$9,754,373	54%	(3	) %

During the three and nine months ended September 30, 2011, gross profit decreased about $589,808 and $308,191 or 17% and 3% compared to the same periods of 2010.  As selling price of our products remained the same, the decrease in gross profits was due to the increase in rebates paid to distributors from 10% to 15%, pervasive increase in costs of raw increase in wages of workers due to an increase in the statutory minimum wage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,
	2011		2010
		% of total		% of total	% of
		net sales		net sales	change
Advertising expenses	$2,525,678	39%	$442,457	7%	471%
Selling, general and administrative expense	5,031,332	77%	782,252	12%	543%

Total	$7,557,010	116%	$1,224,982	19%	517%

	Nine Months Ended September 30,
	2011		2010
		% of total		% of total	% of
		net sales		net sales	change
Advertising expenses	$5,984,090	30%	$1,320,324	7%	353%
Selling, general and administrative expense	9,730,963	49%	2,606,106	14%	273%

Total	$15,715,053	79%	$3,926,430	22%	300%

The increases in dollar amounts for the three and nine months ended September 30, 2011 were mainly due to the increase in promotional and advertising expenditures $2,083,221 and $4,663,766  We are also in the process of expanding our sales network by increasing sales employees.  As at September 30, 2011, we have over 300 sales employees as compare to 50 during the same period in 2010.

PROVISION FOR INCOME TAXES

	Three Months Ended
	September 30,
	2011	2010
Provision for income taxes	$-	$305,388
Effective tax rate	15%	15%

	Nine Months Ended
	September 30,
	2011	2010
Provision for income taxes	$200,825	$748,967
Effective tax rate	15%	15%

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

Decrease in the amount of provision for income taxes for the three and nine months ended September 30, 2011 are mainly due to the increase in selling, general and administrative expenses compared to the same period of 2010.

 NET INCOME

As a result of the above, in the three months ended September 30, 2011, the net loss was $4,509,657 compared to the net income of $1,107,146 for the three months ended September 30, 2010. In the nine months ended September 30, 2011, the net loss was $731,814 compared to the net income of $3,794,291 for the nine months ended September 30, 2010

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company had cash and cash equivalents of approximately $5.03 million.  Management believes that the existing cash and cash equivalents will be sufficient to maintain operations at the present level for at least the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2011 was $6,003,067.  This was primarily due to the net loss of $731,814, adjusted by non-cash related expenses including depreciation and amortization of $270,622, stock based compensation cost of $3,017,300 offset by a net decrease in working capital items of $2,796,675 and a non-cash related derivative income of $5,762,500.  The net decrease in working capital items was mainly due to increase in accounts receivable, increase in bills receivable, decrease in prepaid expense, decrease in accrued expenses and other payables, and a decrease in income tax payable.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $3,602,749.  This was primarily due to the net income of $3,794,291, adjusted by non-cash related expenses including depreciation and amortization of $315,350 and offset by derivative income of $1,261,250 and a net decrease in working capital items of $1,768,142.  The net decrease in working capital items was mainly due to the increase in accounts receivable, other receivables and increase in inventories to prepare for the ongoing sales promotion and decrease in value-added tax payable.  Also contributing to the overall decrease in working capital is the overall increase in current liabilities such as accrued expenses and other payables.  The net decrease in working capital items was partially offset by the decrease in prepaid expenses.

Net cash used in investing activities for the nine months ended September 30, 2011 was $465,179, and is attributable to the repayment of a loan and acquisition of property, plant and equipment.   There was no cash outflow from investing activities for the nine months ended September 30, 2010.

There were no financing activities for the nine months ended September 30, 2011.  For the comparative period in 2010, the company issued $4,720,000 in common stock.

Commitment

On August 12, 2011, the Company entered into a 2 year lease for its office location in Xi’an, Shaanxi Province, the People’s Republic of China.  Lease payment is $2,646 per month until August 11, 2013.

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that USA has adopted a relaxed currency policy etc., these increase inflation risks.  Secondly, GNP increases in China also elevates consumption ability and production cost, prices increase as a natural tendency.  Finally, as a result of the macroeconomic trend, prices increase, the Company’s procurement prices are also affected resulting in increase in cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues, etc. that are related to China politics.

Off-Balance Sheet Commitments and Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Restrictions on Currency Exchange

We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency.  The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC.  Cash and cash equivalents as of September 30, 2011 are mainly held by the Company's subsidiaries and variable interest entities.  Although cash balances cannot be transferred to China Pediatric by loan or advance according to existing PRC laws and regulations, these cash balances can be utilized by the company for its normal operations pursuant to the Management Entrustment Agreements.

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

 As such, PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent China Pediatric from using any proceeds received in future financings to make additional capital contributions to China Pediatric's PRC subsidiaries and affiliated entity, Shaanxi Jiali.  If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund its PRC operations may be negatively affected, which could an adversely and materially affect its liquidity and its ability to fund and expand our business.

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

As of September 30, 2011, Shaanxi Jiali, our PRC operating entity, had net assets of $19,247,514.  Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from any future offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of future proceeds and our balance sheet and earnings per share in U.S. dollars following such transaction.  In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Property, plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to earnings as incurred, additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposal of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss in included in operations.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Judgment is required to determine the estimated useful lives of assets, especially for plant and equipment and transportation equipment, including determining how long existing equipment can function and when new technologies will be introduced at cost-effective price points to replace existing equipment.  Changes in these estimates and assumptions could materially impact the financial position and results of operations.

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

We did not issue any stock options to employees during the three months ended September 30, 2011, therefore disclosures are not required.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2011 and December 31, 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its consolidated statements of income and balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on its consolidated financial statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has not yet determined the impact of the adoption of ASU 2011-08 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of September 30, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: November 17, 2011	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: November 17, 2011
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)