Form 10-K
period 2011-12-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2012-04-16
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 0-52007

CHINA PEDIATRIC PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2718075
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Room 403, Block H, NO.1 Building of Qujiang Conference & Exhibition International, Yanta District, Xi’an City, PRC 710061	86-29-8912 0908
(Address of principal executive office)	(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

 As of December 31, 2011 and March 20, 2012, there were 12,730,288 and 44,556,104 shares of registrant’s common stock outstanding, respectively. The registrant effectuated a 3.5 for 1 forward stock split on February 29, 2012.

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

In exchange for the 100% equity interest in China Children Pharmaceuticals, the Company issued 7,000,000 (24,500,000 as of March 21, 2012, retroactively adjusted to reflect the 3.5 for 1 forward stock split) shares of common stock to the shareholders of Asia-Pharm.  As a result of the share exchange transaction, Shaanxi Jiali became our operating entity and our operations have been headquartered in Xi’an, Shaanxi Province, China.

In connection with the share exchange agreement of September 30, 2009, Eric Anderson transferred 5,000,000 (17,500,000 as of March 21, 2012, retroactively adjusted to reflect the 3.5 for 1 forward stock split) shares of common stock of Lid Hair Studios to Lid Hair Studios for cancellation and forgave the outstanding shareholder’s loan to the company in the amount of $86,173 in exchange for 100% of the issued and outstanding shares of Lid Hair Studios’ wholly-owned subsidiary, Belford Enterprises B.C. Ltd., d/b/a Lid Hair Studio.  Lid Hair Studios cancelled the shares of common stock received from Eric Anderson prior to affecting the reverse stock split which reduced the amount of common stock then issued and outstanding.

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

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007.  Since 2008, our operation in China is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.  However, due to its “High Technology Business” status, the National Tax Bureau in Xi’an High-Tech Industries Development Zone granted Shaanxi Jiali a reduced tax rate of 15% as long as Shaanxi Jiali meets the high-tech enterprise qualification.

We distribute our high value, branded medicines, both OTC and prescription, through exclusive territory agents who sell our products directly to local pharmacies who in turn sell them to their retail customers.

Principal Products

In the fiscal year ended December 31, 2011, our revenues were principally derived from sales of 26 products listed below, of which 7 products are adult Western medicine products and 19 are finished pediatric TCM products. We have SFDA approval for all medicines that we market. Detailed information is provided in the table of products below.

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

Marketing and Sales

Shaanxi Jiali’s high value branded prescription and OTC medicines are distributed through the following distribution channel: Pharmaceutical Manufacturer (Shaanxi Jiali) - Distributors - Pharmacies – Patients.

Shaanxi Jiali currently sells its products through 24 level one distributors in 13 provinces throughout China. These level one sales distributors sell the Company’s products directly to local pharmacies. This method of distribution minimizes the Company’s need to maintain a large direct sales force.

Level One Sales Distributors

            In year 2011, we entered contracts with “Level One Sales Distributors”. These Level One Sales Distributors are not given exclusive sales and distribution rights in any geographical region, and there may be more than one Level One Sales Distributors in a geographical region. From January 2011 to June 2011, the Level One Sales Distributors received 10% commission and from July 2011 to December 2011, the Level One Sales Distributors received 15% commission.  As of December 31, 2011, we had 24 Level One Sales Distributors in 13 provinces.

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

Development Status of Key Products in our Pipeline as of December 31, 2011 :

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

Customers

In year 2010, Shaanxi Jiali has entered into contracts with Exclusive Territory Agents for the sale and distribution of our products to local pharmacies in the agent’s respective exclusive territory, whereby the agent receives approximately 10% commission as consideration for serving as the Company’s exclusive agent in that territory.  These agents serve as our primary customers for our products.  In 2010, we signed 17 Exclusive Territory Agent contracts.

In year 2011, we did not enter or renew Exclusive Territory Agent agreements with our sales agents. Instead, we entered contracts with “Level One Sales Distributors”. These Level One Sales Distributors are not given exclusive sales and distribution rights in any geographical region, and there may be more than one Level One Sales Distributors in a geographical region. From January 2011 to June 2011, the Level One Sales Distributors received 10% commission and from July 2011 to December 2011, the Level One Sales Distributors received 15% commission.  As of December 31, 2011, we had 24 Level One Sales Distributors in 13 provinces.

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2011 are as follows:

	Customer Name	% of Sales
1	Shandong Yaoshan Pharmaceuticals Co., Ltd.	7%
2	Sichuan Kelun Pharmaceuticals Trading Co., Ltd.	6%
3	Hunan Jiuwang Pharmaceuticals Co., Ltd	6%
4	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	5%
5	Xi’an Zaolutang Kushidai	5%

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2010 are as follows:

	Customer Name	% of Sales
1	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	9%
2	Xi’an Zaolutang Kushidai	9%
3	Hunan Jiuwang Pharmaceuticals Co., Ltd	8%
4	Zhengzhou Tianhe Pharmaceuticals Co., Ltd	8%
5	Hangzhou Zhencheng Pharmaceuticals Co.Ltd	8%

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

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2011 are as follows:

	Supplier	Type of Raw Material Purchased	% of Raw Material Costs
1	Shaanxi Huangyi Technology Printing Co., Ltd	Packaging materials such as cartons, boxes and instruction books	42.61%
2	Shaanxi Aokesen laboratory Co. Ltd	Excipients/nonactive ingredients	25.29%
3	Baoji Meixian Lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Active TCM ingredients	16.51%
4	Baoji Weixin Tangye Wholesale Shop	Sugar, Amylum	10.55%
5	Shaanxi Qiangli Technology Co., Ltd	Dextrin, Ethanol	4.58%

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2010 are as follows:

	Supplier	Type of Raw Material Purchased	% of Raw Material Costs
1	Xianyang Wenhui Yinwu Co.Ltd	Packaging materials such as cartons, boxes and instruction books	28.22%
2	Shaanxi Aokesen Laboratory Co., Ltd	Excipients/nonactive ingredients	19.65%
3	Baoji Chencang Qu JieLi Carton Factory	Packaging materials such as cartons, boxes and instruction books	15.58%
4	Baoji Weixin Tangye Wholesale Shop	Sugar, Amylum	13.46%
5	Baoji Meixian Lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Active TCM ingredients	12.32%

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

Shaanxi Jiali’s in-house Research & Development department coordinates and supervises the contract based outsourced R&D processes. Shaanxi Jiali’s Research & Development had a staff of five during the years ended December 31, 2011 and 2010.

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

We did not obtain any certificates or approvals of drug production for any new drug batches during the fiscal year ended December 31, 2011. However, we expect to develop additional new drugs in 2012.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our intenal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2011, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

We face marketing risks.

Newly developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside the PRC, we must develop and manufacture our products to accurately target specific markets to ensure product sales. We have spent approximately $74,957 and $4,021 on market research during the years ended December 31, 2011 and 2010.  If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earnings.

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

For the years ended December 31, 2011 and December 31, 2010, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

We enjoyed certain preferential tax concessions that ended at December 31, 2011, and loss of these preferential tax concessions will cause our tax liabilities to increase and our profitability to decline.

Shaanxi Jiali enjoyed preferential tax concessions wereby it was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007 and had had an income tax rate of 15% between January 1, 2008 and December 31, 2011, which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment expired on December 31, 2011. As a result, Shannxi Jiali’s tax liabilities will increase and its profits may accordingly decline. Additionally, the PRC Enterprise Income Tax Law (the "EIT Law") was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, the PRC will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Shaanxi Jiali at this time. Further, any future increase in the enterprise income tax rate applicable to it or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises, would have a material adverse effect on its results of operations and financial condition.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions.  As at December 31, 2011, $1 = 6.3585 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Shaanxi Jiali’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Shaanxi Jiali’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 23.1 appreciation of the Renminbi against the U.S. dollar as of December 31, 2009. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Headquarters and Administration Offices

Shaanxi Jiali currently leases approximately 2,300 square feet of premium office space at the Room 403, Block H, NO.1 Building of Qujiang Conference & Exhibition International, Yanta District, Xi’an City, Shaanxi, PRC, for the purposes of accommodating the company’s executive and administration staff.  The annual lease expense is RMB 108,000 which equals approximately $16,985.

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

The range of high and low bid quotations by quarter from January 1, 2010 through December 31, 2011 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2011 to December 31, 2011	0.60	0.11
July 1, 2011 to September 30, 2011	1.01	0.20
April 1, 2011to June 30, 2011	2.00	0.55
January 1, 2011 to March 31, 2011	4.35	1.51
October 1, 2010 to December 31, 2010	4.75	4.00
July 1, 2010 to September 30, 2010	4.75	4.10
April 1, 2010 to June 30, 2010	5.00	1.90
January 1, 2010 to March 31, 2010	4.20	3.49

On March 9, 2012, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $ 0.51 per share. On March 9, 2012, there were approximately 398 holders of record of our common stock not including the shareholders whose shares are held under “street name”.

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

Recent Sales of Unregistered Securities

On October 15, 2010, the board of directors approved the issuance of an aggregate of 1,470,000 (5,145,000 as of March 21, 2012, retroactively adjusted to reflect the 3.5 for 1 forward stock split) shares of common stock to be issued to 4 individuals, Hongtao Wang, Guiping Zhang, Weibing Lu, and Jun Pu (collectively referred to as  “Consultants”), as consideration for certain consulting services to be provided to the Company’s indirect wholly-owned subsidiary, Coova Children Pharmaceuticals Technology (Xi’an) Co. Ltd. Such consulting services shall  include, but not be limited to, matters related to mergers and acquisitions, management buy-outs, restructuring, asset management, investment, and financing. On March 22, 2011, Company and Consultants entered into written Consulting Service Agreements, which retroactively came into effect on October 15, 2010, to set forth the terms and conditions of the consulting services. On March 26, 2011, Company and Consultants entered into Supplementary  Agreements to the original Consulting Services Agreements. The Supplementary Agreements also retroactively came into effect on October 15, 2010. Under the Supplementary Agreements, the Consultants became the beneficial  owners of the issued shares as soon as the shares were issued and the Company no longer had the right to request the Consultants to return the shares.

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

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operation of the Company for the years ended December 31, 2011, and 2010, should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Annual Report.

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

Overview

We are engaged in the business of manufacturing and marketing of over-the-counter and prescription pharmaceutical products for the Chinese marketplace as treatment for a variety of disease and conditions.

Critical Accounting Policies

We believe that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. In consultation with our Board of Directors, we have identified the following critical accounting policies that require management’s most difficult subjective judgment:

Accounts receivable

We periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable.  We grant 90 days payment terms to all credit sales customers.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  We compare the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Intangible assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from ten to fifty years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Derivative financial instruments

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  We issued warrants in connection with the September, 2009 share exchange agreement and determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  Under ASC 815, the warrants will be carried at fair value as derivative liability and market to market at each reporting period.

Accordingly, we adjust the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity.

Results of Operations for the Years ended December 31, 2011 and 2010

Net sales

	Years Ended December 31,
	2011		2010
"Xianzhi" Series	$1,242,387	3.86%	$1,413,827	5.34%
"Cooer" Series	27,208,887	84.62%	22,405,215	84.57%
"Qiangsongling" Series	3,702,557	11.52%	2,672,672	10.09%
Total gross sales from core products	$32,153,831	100.00%	$26,491,714	100.00%
(Sales Rebate)	(4,738,745)	(14.74%)	(3,010,861)	(11.37%)
Net sales from core products	27,415,086	-	23,480,853	-
Other sales	-	-	991,199	-
Net Sales	$27,415,086	-	$24,472,052	-

During the year ended December 31, 2011, our gross sales have increased by 21% to $32,153,381 from $26,491,714 for the year ended December 30, 2010.  Of the 21% increase, approximately 5% is attributable to the appreciation of RMB against US Dollars.   As our gross sales price per unit remained the same, the actual increase of approximately 16% represents an increase in sales volume.  The increase in sales volume was due to our increased advertising, promotion and marketing activities, as well as increase in sales rebate paid to our distributors.   For the year ended December 31, 2011, our sales, net of sales rebates were $27,415,086 (2010: 24,472,052)

Cost of sales

For the years ended December 31, 2011 and 2010, our costs of sales were $15,082,175 and 11,503,378 respectively, representing an increase of 31% or $3,578,797.  During the year ended December 31, 2011, our costs of sales were 47% (2010: 42%) of our gross sales.  There was a 20% increase in the unit costs of our products, which was due to increases in raw material, labor and OEM manufacturing costs.

Gross profit

Gross profit for the years ended December 31, 2011 and 2010 were $12,332,991 and 12,968,674 respectively.  Although sales volume of our products had increased, it was offset by the increase in sales rebate and increase in average unit costs of our products.

Advertising expense

During the year ended December 31, 2011, we incurred $7,809,078 (2010: $421,907) of advertising expense.  We started several advertising campaigns by placing commercials with several television stations.

Marketing expense

During the year ended December 31, 2011, we incurred $4,389,984 (2010: $Nil) of marketing expense.   Marketing expense includes fee paid to retailers as slotting and promotion fees.

Selling, general and administrative expenses

The following table illustrates components of selling, general and administrative expenses:

	Years Ended December 31,		Change
Selling, general and administrative expenses	2011	2010	Amount	%
Bad debt expense	$2,006,615	$-	$2,006,615	-
Salaries, wages and benefits	1,370,754	383,610	987,144	257%
Sales commission	1,937,114	1,508,019	429,095	28%
Stock based compensation	3,064,175	2,704,800	359,375	13%
Transportation	79,454	11,266	68,188	605%
Travelling and meeting	460,068	395,761	64,307	16%
Government levies	294,601	254,524	40,077	16%
Office expense	65,634	29,550	36,084	122%
Amortization and depreciation	275,688	354,999	(79,311)	(22%)
Other selling, general and administrative expenses	661,871	127,787	534,084	418%
Total	$10,215,974	$5,770,316	$4,445,658	77%

Total selling, general and administrative expenses increased by 77% to $10,215,974 (2010: $5,770,316) for the year ended December 31, 2011. It represents 32% (2010: 21%) of our sales before sales rebate, and 37% (2010: 24%) of our net sales for the year ended December 31, 2011.

Bad debt expense increased as we changed our accounting estimates regarding provision for doubtful accounts during the year ended December 31, 2011 as accounts receivable turnover increased to 124 days (2010: 90 days).  Provision for doubtful accounts is now estimated  as follows:  i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.  Historically, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days.

Salaries, wages and benefits increased as a result of the expansion of our sales network by increasing sales employees.  As at December 31, 2011, we have over 300 (2010: 50) employees.

Increase in sales commission is consistent with our increase in gross sales before sales rebates.  Sales commissions were 5% of sales before sales rebates for the years ended December 31, 2011 and 2010.

Stock based compensation is a non-cash expense that is recognized as we amortized the fair value of shares or share purchase options on the date that it was granted.  During the year ended December 31, 2011, we granted a total of 350,000 shares of our common stock to an employees and a consulting company.  During the year ended December 31, 2010, we granted an aggregate of 5,140,000 shares of our common stock to four individuals for consulting services.

The increase in other selling, general and administrative is attributable to our efforts to increase market shares.  We incurred much higher administrative and other expenses as our sales and administrative personnel increases.

Research and development expense

Research and development expense represents a non-cash expense of $1,856,436 (2010: $Nil) during the year ended December 31, 2011.  In December 2007, we signed a Medicine Research and Development Agreement with Shaanxi Research Institution of Chinese Traditional Medicine (SRICTM).  Pursuant to the terms of the agreement, SRICTM must successfully develop and obtain governmental approval for production of five new pediatric medicines; otherwise, we are entitled to a full refund of fees.  Therefore, the costs paid in connection with these services were not classified as research and development costs, but were recorded as prepaid expenses.  Such advance payments will not be expensed if we do not receive the desired results from SRICTM.  We submitted our SFDA application for four new medicines on November 28, 2007 and one new medicine on April 29, 2008.  We received first round of comments from SFDA in June, 2010 and approval is not expected before 2012.  In the absence of any evidence to substantiate whether the governmental approval of these new medicines would be obtained, or whether the amount paid would be refunded by SRICTM, we considered that it is appropriate to write off these other prepaid expense in full during the year ended December 31, 2011, and recorded a charge of $1,856,436 to research and development expense.

Impairment of goodwill

For the year ended December 31, 2011, we recognized a non-cash impairment loss on goodwill of $765,305 (2010: $nil).  Goodwill was acquired as a result of our acquisition of our manufacturing facility in Baoji in the fiscal year 2000.  We have determined that goodwill was impaired due to uncertainties regarding its ability to generate positive future cash flows.

Other income

Other income consists mostly of derivative income for the years ended December 31, 2011 and 2010.  Derivative income is a non-cash gain that is recognized when there was a change in fair value in share purchase warrants that we issued to consultants to purchase our common shares.  The issuance of share purchase warrants was originally recorded as derivative liability based upon the fair value of the share purchase warrants at the issuance date.   During the year ended December 31, 2011, all warrants have expired and we determined that derivative liability was extinguished; accordingly, we recognized an income of $5,762,500.  During the year ended December 31, 2010, fair value of the warrants decreased as price of our common stock decreased, accordingly, we recorded an income of $187,500.

Net income (loss)

For the year ended December 31, 2011, our net loss was $6,966,525 (2010: net income of $5,971,619).  Although sales volume has increased, the decrease in gross profit was due to higher sales rebate and higher average unit costs.  We also incurred significant higher expenses as we increase our advertising and marketing activities, as well as expending our sales network.

Liquidity and Capital Resources

As at December 31, 2011, we have cash and cash equivalents of 2,186,650 (2010: $10,992,141) and net working capital of $19,311,084 (2010: $18,216,897).  We believe that our existing working capital will be sufficient to maintain operations at the present level for at least the next twelve months.

Cash flows from operating activities

During the year ended December 31, 2011, net cash used in operating activities was $8,636,620 (2010: provided $2,948,989) as we spent significantly more cash in marketing as well as sales, general and administrative expense, as compare to the year ended December 31, 2010.  Significant changes to our working capital include increase in accounts receivable and decrease in inventories.

Accounts receivable, before provision for doubtful accounts increase by 71% (2010: 40%) or $5,807,263 (2010: $2,262,628) as at December 31, 2011.  Our sales focus during the year ended December 31, 2011 has been the development of sales platform and increase in sales volume.  As a result, we have relaxed our credit terms.  Accounts receivable turnover increased to 124 days (2010: 90 days) during the year ended December 31, 2011.

Inventories decreased by $2,693,853 (2010: $1,841,952) during the year ended December 31, 2011.  The decrease is due to improved inventory management.  Our inventory turnovers shorten by 21 days to 37 days (2010: 58 days) for the year ended December 31, 2011.

Cash flows from investing activities

During the year ended December 31, 2011, net cash used in investing activities was $468,845 (2010: $1,254).  We used $464,109 to repay a bank loan during the year.

Cash flows from financing activities

We had no financing activities for the year ended December 31, 2011.  For the year ended December 31, 2010, we had proceeds of $6,860,000 from the sale of our common stock.

Contractual Obligations

We do not have any contractual obligations as at December 31, 2011

Off-Balance Sheet Commitments and Arrangements

We do not have any financial undertaking or any other guarantee responsible for third party obligations and commitments.  We have not entered into any derivative products contracts linking the Company’s equity that have not been reflected in the consolidated Pro Forma financial statements.  Furthermore, in passing our assets to those Bodies providing credits, clearing, or market risk support services, we have not reserved any rights or undefined rights on the passing of assets.  The Company does not have any benefits from Bodies providing finance, clearing, market risk or credit support services or with Bodies engaged by us for leasing, hedging or research and development services.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.            Financial Statements and Supplementary Data.

The financial statements are attached immediately after the signature page of this Form 10-K Annual Report

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 6, 2011, Company was notified that its principal independent accountant, Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”), had resigned its engagement with the Company, effective immediately.

No report of ACSB on the Company’s financial statements for the fiscal years ended December 31, 2009 and 2010 and through September 6, 2011 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2009 and 2010 and through September 6, 2011: (i) there have been no disagreements with ACSB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to ACSB’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) ACSB did not advise the Company of any of the events requiring reporting under Item 304(a)(1) of Regulation S-K.

On October 28, 2011, the board of directors of Company ratified and approved the Company's engagement of Clement C. W. Chan & Co. (“Clement”) as independent auditors for the Company and its subsidiaries.

During the years ended December 31, 2010 and 2009 and through October 28, 2011, neither the Company nor anyone on its behalf consulted Clement regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2012 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2012, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

Item 9B.         Other Information.

None.
PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2011 are set forth below:

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.          Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2011 and 2010 by each person who served as chief executive officer during 2011 and 2010.  No officer received compensation of $100,000 or more during 2011 or 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total Compensation ($)
Jun Xia CEO	2010	10,553	-	-	-	-	-	10,553
And Director(1)	2011	15,470	3,094	-	-	-	-	18,564

Minggang Xiao
CFO and Director (2)	2010	7,081	-	-	-	-	-	7,081
	2011	7,425	3,094	-	-	-	-	10,519

(1)	Jun Xia was appointed as our Chief Executive Officer on September 30, 2009.
(2)	Minggang Xiao was appointed our Chief Financial Officer on September 30, 2009.

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

There were no option exercises or options outstanding in fiscal year of 2011.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of March 20, 2012.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (3)
Owners of More than 5% of Class

Common Stock	Yangling Bodisen Biotech Development, Inc. (4) North part of Xinqiao Road,Yangling Agricultural High-tech Industries Demonstration Zone, Shaanxi 712100, P.R.C.	7,065,065	15.86%

Common Stock	Broad Rescuers Investments (Global) Limited P.O. Box 957, Offshore Incorporation Center Road Town Tortola British Virgin Islands, BRISTISH	2,380,000	5.34%

Directors and Executive Officers

Common Stock	Jun Xia (7) CEO and Chairman	8,575,000	19.25%

Common Stock	Minggang Xiao Chief Financial Officer	12,250	0.03%

Common Stock	Wanxiang Li Director No.119 South Cuihua Road , Xi’an City, Shaanxi Province	0	0%

Common Stock	Nanjing Lin Director Unit 1,Building17, Zhui hui Cheng Community, No.169 Ziwu Dadao,Chang'an District, Xi'an City, Shaanxi Province, 710062	0	0%

Common Stock	Xiaoying Zhang Director No. 17 Labor Road Lianhu District, Xi'an City, Shaanxi Province	350	0.00%

All Directors and Executive Officers as a Group (5 persons)		8,587,600	19.28%

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

(3) Percentage based on 44,556,104 shares of common stock outstanding as of March 21, 2012.

(4) Bo Chen, the chief executive officer of Yangling Bodisen Biotech Development, Inc., has sole power to vote and dispose of the shares held by Yangling Bodisen Biotech Development, Inc.

(5) The shares deemed to be beneficially owned by IFG Investments Services, Inc. represent shares of common stock underlying a $3.00 primary warrant to purchase 600,000 shares of common stock and a $5.00 piggyback warrant to purchase 600,000 shares of common stock. Daniel MacMullin, the President and beneficial owner of IFG Investments Services, Inc., has sole power to vote and dispose of the shares held by IFG Investments Services, Inc. The primary $ 3.00 warrants have expired on September 30, 211 and have never been exercised. Since the primary $ 3.00 warrants have expired, the $ 5.00 piggyback warrants have also expired.

(6) The shares deemed to be beneficially owned by China National Information Network Trust represent shares of common stock underlying a $3.00 primary warrant to purchase 400,000 shares of common stock and a $5.00 piggyback warrant to purchase 400,000 shares of common stock. Clare Donahue, the beneficial owner of China National Information Network Trust, has sole power to vote and dispose of the shares held by China National Information Network Trust. The primary $ 3.00 warrants have expired on September 30, 211 and have never been exercised. Since the primary $ 3.00 warrants have expired, the $ 5.00 piggyback warrants have also expired.

(7) The shares deemed to be beneficially owned by Jun Xia, the Company’s chief executive officer, include 2,450,000 shares of common stock held by Mr. Xia and 280,000 shares of common stock held by Tianqiu Xia, Mr. Xia’s father.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

            On September 30, 2009, the Company entered into a two year Employment Agreement with Jun Xia to serve as our Chief Executive Officer, Mr. Xia is also a director of the Company. The agreement provides for an annual salary of USD$10,553 and an annual bonus of up to 50% of the executive’s annual salary.  During the years ended December 31, 2011 and 2010, Mr. Xia received salaries and bonus totaling $18,564 and $10,553 respectively.  The Company also reimbursed Mr. Xia $20,498 (2010: $20,805) during the year for expenses incurred on behalf of the Company in the normal course of operations.

On September 1, 2010, the Company entered into a one year Employment Agreement with Minggang Xiao to serve as our Chief Financial Officer.  The agreement provides for an annual salary of $7,036 and an annual bonus of up to 50% of the executive’s annual salary.  During the years ended December 31, 2011 and 2010.  Mr. Xiao received salaries and bonus totaling $10,520 and $7,081 respectively.  The Company also reimbursed Mr. Xiao $5,801 (2010: $5,753) during the year for expenses incurred on behalf of the Company in the normal course of operations.

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

Item 14.          Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $105,000 and $61,900, respectively.

Audit Related Fees. We incurred $3,365 to our independent auditors for involving in response of SEC’s comments during the fiscal years ended December 31, 2010.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended December 31, 2011 and 2010.

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

10.16 (3)	Agreement on Share Pledge, dated August 4, 2008, by and between the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.17 (3)	Shareholders’ Voting Proxy Agreement, dated August 4, 2008, by and between the Shareholders of Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.18 (3)	Supplementary Agreement, dated August 4, 2008, by and between Asia-Pharm Holding, Inc., Weizhong Zhang. and Xi’an Coova Children Pharmaceuticals Co., Ltd.
10.19 (4)	Annual Sales Cooperation Agreement, dated December 21, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Shandong Yaoshan Pharmaceuticals, Co., Ltd.
10.20 (4)	Annual Sales Cooperation Agreement, dated December 25, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Hangzhou Zhencheng Pharmaceuticals, Co., Ltd.
10.21 (4)	Annual Sales Cooperation Agreement, dated December 26, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Hunan Jiuwang Pharmaceuticals, Co., Ltd.
10.22 (4)	Annual Sales Cooperation Agreement, dated December 19, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Xi’an Zaolutang Kushidai.
10.23 (4)	Annual Sales Cooperation Agreement, dated December 17, 2009, by and between Shaanxi Jiali Pharmaceuticals Co., Ltd. and Jiangsu YaBang Pharmaceuticals Logistics Center Co., Ltd.
10.24 (5)	Supplementary Medicine Research and Development Agreement, dated April 3, 2010, by and between Shaanxi Jiali Pharmaceutical Co., Ltd. and Shaanxi Research Institution of Chinese Traditional Medicines
10.25 (6)	Employment Agreement with Minggang Xiao, CFO
10.26 (7)	Consulting Services Agreement, dated as of March 22, 2011 and effective as of October 15, 2010, by and between China Pediatric Pharmaceuticals, Inc. and Wei Bing Lu
10.27 (7)	Consulting Services Agreement, dated as of March 22, 2011 and effective as of October 15, 2010, by and between China Pediatric Pharmaceuticals, Inc. and Hong Tao Wang
10.28 (7)	Consulting Services Agreement, dated as of March 22, 2011 and effective as of October 15, 2010, by and between China Pediatric Pharmaceuticals, Inc. and Jun Pu
10.29 (7)	Consulting Services Agreement, dated as of March 22, 2011 and effective as of October 15, 2010, by and between China Pediatric Pharmaceuticals, Inc. and Gui Ping Zhang
10.30*	Supplementary Agreement to Consultant Service Agreement with Jun Pu, dated March 26, 2011 and effective as of October 15, 2010
10.31*	Supplementary Agreement to Consultant Service Agreement with Weibing Lu, dated March 26, 2011 and effective as of October 15, 2010
10.32*	Supplementary Agreement to Consultant Service Agreement with GuiPing Zhang, dated March 26, 2011 and effective as of October 15, 2010
10.33*	Supplementary Agreement to Consultant Service Agreement with Hongtao Wang, dated March 26, 2011 and effective as of October 15, 2010
21.1 (3)	List of Subsidiaries
31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 (1)	Patents
99.3 (1)	Trademarks
101*
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS**** XBRL Instance
101.SCH*** XBRL Taxonomy Extension Schema
101.CAL*** XBRL Taxonomy Extension Calculation
101.DEF*** XBRL Taxonomy Extension Definition
101.LAB*** XBRL Taxonomy Extension Labels
101.PRE*** XBRL Taxonomy Extension Presentation

*Filed Herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on October 6, 2009.
(2)	Incorporated by reference to the exhibit to Amendment No. 1 to our Current Report on Form 8-K/A filed with the SEC on October 14, 2009.
(3)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 31, 2010.
(4)	Incorporated by reference to the exhibit to our Registration Statement on Form S-1/A (File No. 333-164562) filed with the SEC on July 12, 2010.
(5)	Incorporated by reference to the exhibit to our Registration Statement on Form S-1/A (File No. 333-164562) filed with the SEC on September 7, 2010.
(6)	Incorporated by reference to the exhibit to our Form 10-K Annual Report filed with SEC on March 31, 2011.
(7)	Incorporated by reference to the exhibits to our Form 8-K/A Current Report filed with SEC on March 25, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2012

CHINA PEDIATRIC PHARMACEUTICALS, INC.

By:	/s/ Jun Xia
Jun Xia
Chief Executive Officer

By:	/s/ Minggang Xiao
Minggang Xiao
Chief Financial Officer

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Pediatric Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Pediatric Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pediatric Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the accompanying consolidated financial statements, the consolidated financial statements of the Company for the year ended December 31, 2010 have been restated.

Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen's Road East, Wanchai, Hong Kong
April 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Pediatric Pharmaceuticals Co. Ltd.

We have audited the accompanying consolidated balance sheet of China Pediatric Pharmaceuticals Co. Ltd. (the "Company") as of December 31, 2010, and the related consolidated statement of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly. we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pediatric Pharmaceuticals Co. Ltd. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Iselin, New Jersey
March 31, 2011

Except for Note 19
April 16, 2012

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)

ASSETS

Current Assets
Cash and cash equivalents	$2,186,650	$10,992,141
Accounts receivable, net of provision for doubtful accounts of $2,039,909 (2010: $nil)	11,946,588	8,179,234
Other receivable (note 3)	118,254	69,257
Inventories (note 4)	177,933	2,804,751
Prepaid expenses (note 5)	4,982,512	4,396,836
Prepaid income taxes	207,992	-
Total Current Assets	$19,619,929	$26,442,219

Other prepaid expenses (note 5)	-	1,814,937
Property, plant & equipment, net (notes 6 and 19)	876,900	929,474
Goodwill (notes 2 and 19)	-	748,197
Intangible assets, net (notes 7 and 19)	1,709,769	1,907,846

Total Assets	$22,206,598	$31,842,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$314,696	$390,021
Accrued expenses and other payables	868,812	1,057,227
Trade deposit received	6,783	6,524
Short-term bank loan (note 9)	-	453,734
VAT tax payable	418,657	270,553
Income tax payable	-	284,763
Derivative liability (note 12)	-	5,762,500
Total Current Liabilities	$1,608,948	$8,225,322

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 44,556,008 and 44,206,008 shares issued and outstanding at December 31, 2011 and December 31, 2010 (note 11)	$44,556	$44,206
Additional paid in capital	14,102,507	13,727,857
Deferred compensation	(15,625)	(2,704,800)
Statutory reserve (note 13)	810,540	810,540
Accumulated other comprehensive income (note 19)	3,038,258	2,155,609
Accumulated retained earnings	2,617,414	9,583,939
Total Stockholders' Equity	$20,597,650	$23,617,351

Total Liabilities and Stockholders' Equity	$22,206,598	$31,842,673

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(Restated)

Sales, net of rebates of $4,738,745 (2010: $3,010,861)	$27,415,086	$24,472,052
Cost of sales	15,082,175	11,503,378
Gross profit	12,332,911	12,968,674

Advertising expense (note 2)	7,809,078	421,907
Marketing expense	4,389,984	-
Selling, general and administrative expense	10,215,974	5,770,316
Research and development expense (note 5)	1,856,436	-
Impairment of goodwill (note 2)	765,305	-
(Loss) Income from operations	(12,703,866)	6,776,451

Interest income	14,158	1,045
Interest (expense)	(24,580)	(23,751)
Other income (expense)	(14,737)	54,749
Derivative income (expense) (note 12)	5,762,500	187,500
Total Other Income (Expense)	5,737,341	219,543

(Loss) Income before income taxes	(6,966,525)	6,995,994

Provision for income taxes (note 10)	-	(1,024,375)

Net (loss) income	$(6,966,525)	5,971,619

Foreign currency translation adjustment	882,649	1,215,534

Comprehensive (loss) income	$(6,083,876)	$7,187,153

Net (loss) income per common share
Earnings per share - basic	$(0.16)	$0.17
Earnings per share - diluted	(0.16)	0.15

Weighted average common shares outstanding - basic	44,510,940	34,933,332
Weighted average common shares outstanding - diluted	44,510,940	39,308,332

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,966,525)	$5,971,619
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	362,402	416,248
Provision for doubtful accounts	2,006,615	-
Recognition of prepaid research and development expense	1,856,436	-
Write down due to impairment of goodwill	765,305	-
Recognition of stock based compensation expense	3,064,175	2,704,800
Recognition of change in value of derivative instruments	(5,762,500)	(187,500)
(Increase) decrease in current assets
Accounts receivable	(5,391,967)	(2,262,628)
Inventory	2,693,853	(1,841,952)
Prepaid expense	(403,821)	(1,779,608)
Other receivable	(45,971)	(24,960)
Prepaid income taxes	(204,598)	-
Increase (decrease) in current liabilities
Accounts payable	(89,379)	124,127
Accrued expenses and other payables	(364,455)	(192,441)
Value-added tax payable	135,085	(60,404)
Income tax payable	(291,275)	81,688
Net cash (used in) provided by operating activities	(8,636,620)	2,948,989

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(4,736)	(1,254)
Repayment of loan	(464,109)	-
Net cash used in investing activities	(468,845)	(1,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	6,860,000

Effect of exchange rate changes on cash and cash equivalents	299,974	278,532

Net change in cash and cash equivalents	(8,805,491)	10,086,267
Cash and cash equivalents, beginning balance	10,992,141	905,874
Cash and cash equivalents, ending balance	$2,186,650	$10,992,141

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$492,755	$942,687
Interest payments	$24,580	$23,751

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010α

Description	Common Shares		Amount	Additional Paid-in Capital	Other Comprehensive Income

Balance, December 31, 2009	29,068,508		$29,068	$1,473,395	$940,075
Foreign currency translation adjustments	-		-	-	1,215,534	#
Stock-based compensation	5,145,000	β	5,145	5,404,455	-
Sales of common stock	9,992,500	β	9,993	6,850,007	-
Income for the year	-		-	-	-
Balance, December 31, 2010	44,206,008		44,206	13,727,857	2,155,609
Foreign currency translation adjustments	-		-	-	882,649	#
Stock-based compensation	350,000	δ	350	374,650	-
Loss for the year	-		-	-	-
Balance, December 31, 2011	44,556,008		$44,556	$14,102,507	$3,038,258

Description	Statutory Reserves		Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2009	$810,540		$3,612,320	$-	$6,865,398
Foreign currency translation adjustments	-		-	-	1,215,534
Stock-based compensation	-		-	(2,704,800)	2,704,800
Sales of common stock	-		-	-	6,860,000
Income for the year	-		5,971,619	-	5,971,619
Balance, December 31, 2010	810,540		9,583,939	(2,704,800)	23,617,351
Foreign currency translation adjustments	-		-	-	882,649
Stock-based compensation	-		-	2,689,175	3,064,175
Loss for the year	-		(6,966,525)	-	(6,966,525)
Balance, December 31, 2011	$810,540		$2,617,414	$(15,625)	$20,597,650

α	2010 amounts restated (note 19)
β	15,137,500 shares (note 11)
δ	note 11
#	note 2

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

On September 30, 2009 the Company completed its merger with China Children; a Hong Kong based pharmaceutical manufacturer company in accordance with the Share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition.  In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Children (the legal acquiree) is considered the accounting acquirer for accounting purposes.  Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of China Children.  The assets, liabilities and historical operations prior to the share exchange transaction will be those of China Children.  Subsequent to the date of Share Exchange Transaction, China Children is deemed to be a continuation of the business of the Company.  Therefore post-exchange financial statements will include the combined balance sheet of the Company and China Children, the historical operations of China Children and the operations of the Company and China Children from the closing date of the Share Exchange Transaction forward.

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

The contractual arrangements completed in August 4, 2008 provide Xi'an Coova with controlling interest in Shaanxi Jiali as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, Section 10-15, “Variable Interest Entities”, which requires the Company to consolidate the financial statements of Shaanxi Jiali.  The Company, as an entity that consolidates a Variable Interest Entity is called the primary beneficiary of the VIE.  Accordingly, the Company is the primary beneficiary of Shaanxi Jiali.

The outstanding stock of the Company prior to the Share Exchange Transaction was accounted for at their net book value and no goodwill was recognized.

The Company, through its subsidiary, and exclusive contractual arrangement with Shaanxi Jiali, is engaged in the business of manufacturing and marketing over-the-counter ("OTC") and prescription pharmaceutical products for the Chinese marketplace as treatment for a variety of diseases and conditions.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the income statement.   For the years ended December 31, 2011 and 2010, foreign currency translation adjustment to other comprehensive income was 903,867 and $1,215,534 respectively.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There were no contingencies at December 31, 2011 and 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2011 and 2010, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable.  The Company grants 90 days payment terms to all credit sales customers.  Allowance for doubtful accounts as of December 31, 2011 and 2010 were $2,039,909 and $nil.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  The Company compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill as of December 31, 2011 and 2010 were $nil and $748,197 respectively.  Goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. During the year ended December 31, 2011, the Company recognized an impairment loss equal to the carrying amount of goodwill.  On December 31, 2010, no indication of impairment existed.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

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

As of December 31, 2011 and 2010, the derivative liabilities amounted to Nil and $5,762,500.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  The Company issued warrants in connection with the September, 2009 share exchange agreement (note 1) and determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  Under ASC 815, the warrants will be carried at fair value as derivative liability and market to market at each reporting period.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with FASB ASC Topic 605, "Revenue Recognition."

Revenue of the Company is primarily derived from the sales of OTC medicines in China. Sales are recognized when the following four revenue criteria are met: i) persuasive evidence of an arrangement exists, ii) shipment has occurred, iii) the selling price is fixed or determinable, and iv) collectability is reasonably assured. Sales are presented net of value added tax (“VAT”) and net of sales rebate.

There are two types of sales upon which revenue is recognized:

•	Credit sales: revenue is recognized at the date of shipment. Sales arrangements are FOB shipping point.

•
Payment received before all of the relevant criteria are satisfied: Cash received is recorded as “deposits from customers,” and revenue is recognized when the products have been shipped to the customers.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing, costs of direct advertising.  The Company expenses all advertising costs as incurred.  Advertising costs for years ended December 31, 2011 and 2010 were $7,809,078 and $421,907 respectively.

Customer Rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  Rebates to customers for the years ended December 31, 2011 and 2010 were $4,738,745 and $3,010,861 respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees.  All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations.  For the years ended December 31, 2011 and 2010, the Company incurred shipping charges of $75,514 and $11,464 respectively.

Stock based compensation

The Company accounts for stock based compensation in accordance to ASC 718.  Compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for that award, or the requisite service period, which is usually the vesting period.  For awards to non-employees, the amount of stock-based compensation expense recognized is based on the fair value of the equity instruments issued or the fair value of the goods or services received, whichever is more reliably measurable.

Income Taxes

The Company utilizes ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities will be recognized, if any.

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

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows”, cash flows from the Company’s operations is based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the years ended December 31, 2011 and 2010.

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

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended December 31, 2011. The reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance of ASC Topic 820, Fair Value Measurement, to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain requirements within ASU 2011-05. These amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This new guidance is to be applied retrospectively.  The Company has already adopted these provisions and there is no material impact on the Company’s consolidated statements.

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

NOTE 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of December 31, 2011 and 2010, other receivables were $118,254 and $69,257, respectively.

NOTE 4 - INVENTORIES

As of December 31, 2011 and 2010, inventories consist of the following:

	2011	2010
Raw materials	$24,985	$2,367,332
Finished goods	152,948	437,419
Total	$177,933	$2,804,751

NOTE 5 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at December 31, 2011 and 2010 represent the following components:

a.
Advance payments to OEM manufacturers for goods purchased: the Company is normally required by its vendors to pay 40% of the consigned processing contract in advance and these payments are recorded as "prepaid expenses" accordingly. They are reclassified to "Inventory-finished goods" when purchases are completed, and then charged to COGS as revenue is recognized.

b.
Advance payments to suppliers for raw materials and packing materials: the Company is normally required to pay 30% down payment in accordance with the terms of the purchasing agreements in advance, and these payments are recorded as "prepaid expenses". They are reclassified to "Inventory-raw materials" when the procurement of materials are completed and then included in the "production cost" when these raw materials are utilized to produce finished goods, which will finally be charged to COGS at the time when revenue is recognized.

c.
Advance payments to advertising companies for promotion: the Company’s advertising contracts are normally for up to twelve months. Payment terms require the Company to make two to four payments during the first several months of contractual period. These payments are recorded as "prepaid expense" when made and charged against "Selling and Distribution expenses" when advertisement first takes place.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5 - PREPAID EXPENSES (CONT’D)

	Payee	Nature	2011	2010
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	3,853,110	2,746,605
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	1,129,402	1,650,231
Total			$4,982,512	$4,396,836

Other prepaid expenses

In December 2007, the Company signed a Medicine Research and Development Agreement with Shaanxi Research Institution of Chinese Traditional Medicine (SRICTM).  Pursuant to the terms of the agreement and Supplemental Agreement between the Company and SRICTM, SRICTM must successfully develop and obtain governmental approval for production of five new pediatric medicines, otherwise, the Company is entitled to a full refund of fees.  Therefore, the costs paid in connection with these services were not classified as research and development costs, but were recorded as prepaid expenses.  Such advance payments will not be expensed if the Company does not receive the desired results from SRICTM.  The Company submitted the SFDA application for four new medicines on November 28, 2007 and one new medicine on April 29, 2008.  The Company received first round of comments from SFDA in June, 2010 and approval is not expected before 2012.  In the absence of any evidence to substantiate whether governmental approval of these new medicines would be obtained, or whether the amount paid would be refunded by SRICTM, the Company considered that it is appropriate to write off these other prepaid expense in full during the year ended December 31, 2011, and recorded a charge of $1,856,436 to research and development expense.  Other prepaid expenses as at December 31, 2011 and 2010 were $nil and $1,814,937 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011 and 2010, Property, Plant & Equipment consist of the following:

	2011	2010 (Restated, Note 19)
Buildings	$566,090	$544,402
Plant and equipment	1,091,178	1,049,375
Transportation equipment	7,123	6,850
Office equipment	54,645	47,997
Total	1,719,036	1,648,624
Accumulated depreciation	(842,136)	(719,150)
	$876,900	$929,474

Depreciation expense for the years ended December 31, 2011 and 2010 were $92,797 and $87,093, respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

	2011	2010 (Restated, Note 19)
Land use right	$335,995	$323,123
Proprietary technologies	3,606,264	3,468,107
Total	3,942,259	3,791,230
Accumulated amortization	(2,232,490)	(1,883,384)
	$1,709,769	$1,907,846

Amortization expense for years ended December 31, 2011 and 2010 were $269,605 and $329,155, respectively.

The estimated future amortization expenses related to intangible asset as of December 31, 2011 are as follows:-

Years ending December 31,
2012	$274,078
2013	274,078
2014	274,078
2015	274,078
2016	274,078
Thereafter	339,379

NOTE 8 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

NOTE 9 - SHORT TERM BANK LOAN

The loan was repaid in June, 2011 in full by Shaanxi Jiali Pharmaceutical Ltd.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 - INCOME TAXES

The Company’s income (loss) before income taxes for the years ended December 31, 2011 and 2010 comprised of the following:

Income (loss) before income taxes:	2011	2010
USA	$5,762,194	$187,500
Hong Kong	(8)	-
PRC	(12,728,710)	6,808,494
Total (loss) income from all tax jurisdictions	$(6,966,524)	$6,995,994

Provision for income taxes for all tax jurisdictions for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
USA	$-	$-
PRC	-	1,024,375
Total income tax expense from all tax jurisdiction	$-	$1,024,375

USA Income Taxes

The Company is registered in the State of Nevada and is subjected to USA tax law.  The recognition of income tax at statutory rate to effective rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Income (loss) before taxes from USA	$5,762,194	$187,500
Statutory tax rate	34%	34%
Income tax at statutory tax rate	1,959,146	63,750
Permanent tax difference due to derivative income	(1,959,250)	(63,750)
Increase in valuation allowance	104	-
Income tax expense at effective rate	$-	$-

PRC Income Taxes

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007.  Since 2008, the Company’s China operation is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.  However, due to its “High Technology Business” status, the National Tax Bureau in Xi’an High-Tech Industries Development Zone granted Shaanxi Jiali a reduced tax rate of 15% as long as Shaanxi Jiali meets the high-tech enterprise qualification.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 - INCOME TAXES (CONT’D)

Provision for income taxes for the years ended December 31, 2011 and 2010 consists entirely of current taxes and is reconciled as follows:

	2011	2010
Income (loss) before taxes from PRC operations	$(12,728,710)	$6,808,494
Statutory tax rate	15%	15%
Income tax at statutory tax rate	(1,909,307)	1,021,274
Effects of permanent tax differences	852,887	3,101
Increase in valuation allowance	1,056,420	-
Income tax expense at effective rate	$-	$1,024,375

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring in 2016.  Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at December 31, 2011 and 2010 were as follows:

	2011	2010
Tax loss carry-forward from:
USA	$104	$-
PRC	1,056,420	-
	1,056,524	-
Less: valuation allowance	(1,056,524)	-
Deferred income tax benefit, net of valuation allowance	$-	$-

Deferred tax asset which may arise as a result of these losses have been offset in these consolidated financial statements by a valuation allowance due to the uncertainty surrounding their realization.

Deferred USA income taxes have not been provided on the undistributed income of the Company’s foreign subsidiaries and controlled VIE, because the Company does not plan to initiate any action that would require the payment of USA income taxes.

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2011 and 2010.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 - INCOME TAXES (CONT’D)

Currently the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

NOTE 11 - SHARE CAPITAL

Common Shares

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per share.  On December 19, 2011, the Company declared a 7 to 2 forward stock split, effective February 29, 2012.  The number of shares, income (loss) per share presented elsewhere in these consolidated financial statements has been adjusted to reflect the result of the stock split.

During the years ended December 31, 2011 and 2010, the Company:

For the year ended December 31, 2011		Number of Shares	Value
i.	On February 16, 2011, the Company granted 175,000 shares of common stock to an employee, valued at $187,500 and $187,500 was expensed in March, 2011.	175,000	$187,500
ii.	On February 16, 2011, the Company granted 175,000 shares of common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $171,875 was expensed in the year ended December 31, 2011, and $15,625 is deferred over the next 1month.	175,000	187,500
	Total common shares issued during 2011	350,000	$375,000

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 - SHARE CAPITAL (CONT’D)

For year ended December 31, 2010		Number of Shares	Value
iii.	On February 11, 2010, the Company closed a private placement, and issued 1,312,500 shares of common stock at $1.14 per share to several investors for total cash consideration of $1,500,000.	1,312,500	$1,500,000
iv.	On April 29, 2010, the Company issued 4,200,000 shares of common stock at $0.57 per share to several investors for total cash consideration of $2,400,000.	4,200,000	2,400,000
v.	On June 23, 2010, the Company issued 1,050,000 shares of common stock at $0.57 per share to several investors for total cash consideration of $600,000.	1,050,000	600,000
vi.	On September 8, 2010, the Company issued 350,000 shares of common stock at $0.63 per share to an investor for cash consideration of $220,000.	350,000	220,000
vii.
On October 9, 2010, the Company entered into consultancy service agreements with four individuals to identify and refer a target company to consummate an acquisition, with a contract period of 6 months.  The Company issued 5,145,000 shares of common stock, with fair value of $5,409,600 as measured on October 15, 2010 to these individuals as full considerations for these agreements.  These shares were fully vested and not subject to forfeiture when issued.  $2,704,800 was recognized as stock-based compensation and $2,704,800 was recorded as deferred compensation in the year ended December 31, 2010.

		5,145,000	5,409,600
viii.	On November 12, 2010, the Company issued 700,000 shares of common stock at $0.63 per share to several investors for total cash consideration of $440,000.	700,000	440,000
ix.	On December 31, 2010, the Company issued 2,380,000 shares of common stock at $0.71 per share to an investor for cash consideration of $1,700,000.	2,380,000	1,700,000
	Total common shares issued during 2010	15,137,500	$12,269,600

As at December 31, 2011 and 2010, total issued and outstanding common stock was 44,556,008 and 44,206,008.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 - SHARE CAPITAL (CONT’D)

Warrants

The Company entered into several warrant placement agreements dated September 30, 2009, whereby the Company agreed to issue warrants to acquire shares of the Company’s common stock with an exercise price of $0.86, expiring September 30, 2011, with piggy back warrants to purchase additional shares of the Company’s common stock with an exercise price of $1.43, expiring on September 30, 2012, as consideration for services in connection with:

		Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012
i.	On August 15, 2009, Kang Xiulan referred a public shell company（Lid Hair Studios International, Inc.）to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.	875,000	875,000
ii.	During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.	2,100,000	2,100,000
iii.	The Company also obtained certain public company sector services, including investor relations advisory services.	1,400,000	1,400,000
	Total warrants issued	4,375,000	4,375,000

The following is a summary of share purchase warrants information:

	Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012		Total
Outstanding, December 31, 2009	4,375,000	4,375,000		8,750,000
	-	-		-
Outstanding, December 31, 2010	4,375,000	4,375,000		8,750,000
Expired	(4,375,000)	(4,375,000)	a	(8,750,000)
Outstanding, September 30, 2011	-	-		-

a The piggy back warrants expired as the original warrants with an exercise price of $0.86, expired September 30, 2011 were not exercised.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued to consultants in connection with the merger and investor relations agreements (note 11).  These derivative financial instruments are indexed to an aggregate of 8,750,000 shares of the Company's common stock as of December 31, 2010, and were carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Derivative income	2011	2010
Warrant derivative	$5,762,500	$187,500

	As at December 31,
Liabilities	2011	2010
Warrant derivative	$-	$(5,762,500)

As at December 31, 2011, all outstanding warrants have expired, thus were valued at $nil, the carrying amount of derivative liabilities was charged to derivative income in the consolidated statement of operations and comprehensive income.  As at December 31, 2010, freestanding derivative instruments, consisting of warrants were valued using the Black-Scholes-Merton valuation methodology using these assumptions: conversion or strike prices ranging from $0.86 to $1.43; volatility from 105.1% to 128.3% based upon forward terms of instruments; terms-remaining from 0.75 to 1.75 years as at December 31, 2010.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at December 31, 2011 and 2010, the Company had allocated $810,540 to these non-distributable reserve funds.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS (CONT’D)

•	The Company may not be able to adequately protect and maintain its intellectual property.

•	The Company may not be able to obtain regulatory approvals for its products.

•
The Company may have difficulty competing with larger and better financed companies in the same sector.  New legislative or regulatory requirements may adversely affect the Company's business and operations.  The Company is dependent on certain key existing and future personnel.

•	The Company's growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.

•	Changes in the laws and regulations in the PRC may adversely affect the Company's ability to conduct its business.

•	The Company may experience barriers to conducting business due to governmental policy.

•	Capital outflow policies in the PRC may hamper the Company's ability to remit income to the United States.

•	Fluctuation of the Renminbi could materially affect the Company's financial condition and results of operations.

•	The Company may face obstacles from the communist system in the PRC.

•	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.

•	Trade barriers and taxes may have an adverse effect on the Company's business and operations.

•	There may not be sufficient liquidity in the market for the Company's securities in order for investors to sell their securities.

NOTE 15 - MAJOR CUSTOMERS AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at December 31, 2011 and 2010.  As of December 31, 2011 and 2010, five and two vendor, each accounted for more than 10% of accounts payable, totaling 80% and 25% respectively.

There was no customer that accounted for more than 10% total sales for the years ended December 31, 2011 and 2010.  Three vendors each accounted for more than 10% of purchases for the years ended December 31, 2011 and 2010, totaling 54% and 52% respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

On September 30, 2009, the Company entered into a two year Employment Agreement with Jun Xia to serve as our Chief Executive Officer, Mr. Xia is also a director of the Company. The agreement provides for an annual salary of USD$10,553 and an annual bonus of up to 50% of the executive’s annual salary.  During the years ended December 31, 2011 and 2010, Mr. Xia received salaries and bonus totaling $18,564 and $10,553 respectively.  The Company also reimbursed Mr. Xia $20,498 (2010: $20,805) during the year for expenses incurred on behalf of the Company in the normal course of operations.

On September 1, 2010, the Company entered into a one year Employment Agreement with Minggang Xiao to serve as our Chief Financial Officer.  The agreement provides for an annual salary of $7,036 and an annual bonus of up to 50% of the executive’s annual salary.  During the years ended December 31, 2011 and 2010.  Mr. Xiao received salaries and bonus totaling $10,520 and $7,081 respectively.  The Company also reimbursed Mr. Xiao $5,801 (2010: $5,753) during the year for expenses incurred on behalf of the Company in the normal course of operations.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 17 – COMMITMENT

On August 12, 2011, the Company entered into a 2 year lease for its office location in Xi’an, Shaanxi Province, the People’s Republic of China.  Lease payment is $2,618 per month until August 11, 2013 as follows:

Payment due:	2011	2010
Within 12 months	$31,416	-
Between 12 and 24 months	15,708	-
In over 24 months	-	-
	$47,124	$-

Subsequent to December 31, 2011, the lease agreement was terminated on March 9, 2012; no penalties were assessed as a result of early termination.

The Company is committed to pay $786,349 for advertising through October 2012.

NOTE 18 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure.  Other than items already stated in notes 11 and 17, no significant events occurred subsequent to the December 31, 2011, to the date of the audit report, that would have a material impact on the Company’s consolidated financial statements.

NOTE 19 – RESTATEMENT

The accompanying consolidated balance sheet as at December 31, 2010, consolidated statements of operations and comprehensive income and statement of stockholders’ equity and certain sections of the notes to consolidated financial statements for the year then ended (notes 6 and 7), have been restated to translate net property, plant and equipment and intangible assets using exchange rate at the balance sheet date on December 31, 2010.  The Company previously translated these items using historical exchange rates.

	As at December 31, 2010
	Amounts previously reported	Restated
Property, plant and equipment, net	$711,951	$929,474
Intangible assets, net	1,527,564	1,907,846
Goodwill	612,745	748,197
Total	$2,852,260	$3,585,517

The restatement has the following effect on accumulated other comprehensive income:

	Amounts previously reported	Restated
Accumulated other comprehensive income, 2009	$328,567	$940,075
Foreign currency translation	1,093,784	1,215,534
Accumulated other comprehensive income, 2010	$1,422,351	$2,155,609

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 19 – RESTATEMENT (CONT’D)

The restatement has the following effect on comprehensive income:

	Year ended December 31, 2010
	Amounts previously reported	Restated
Net income	$5,971,619	$5,971,619
Foreign currency translation	1,093,784	1,215,534
Comprehensive income	$7,065,403	$7,187,153

The restatement has no effect on previously reported net income or retained earnings.