Form 10-Q
period 2012-03-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2012-05-21
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012 and May 12, 2012, there were 44,556,104 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$1,223,467	$2,186,650
Accounts receivable, net of provision for doubtful accounts of $3,045,041 (December 31,2011: $2,039,909)	12,634,924	11,946,588
Other receivable (note 3)	138,992	118,254
Inventories (note 4)	422,197	177,933
Prepaid expenses (note 5)	3,400,349	4,982,512
Prepaid income taxes	209,309	207,992
Total Current Assets	$18,029,238	$19,619,929

Property, plant & equipment, net (notes 6)	859,141	876,900
Intangible assets, net (notes 7)	1,651,639	1,709,769

Total Assets	$20,540,018	$22,206,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$601,824	$314,696
Accrued expenses and other payables	793,690	868,812
Trade deposit received	6,826	6,783
VAT tax payable	177,776	418,657
Total Current Liabilities	$1,580,116	$1,608,948

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at March 31, 2012 and December 31, 2011 (note 10)	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Deferred compensation	-	(15,625)
Statutory reserve (note 11)	810,540	810,540
Accumulated other comprehensive income	3,171,311	3,038,258
Accumulated retained earnings	830,988	2,617,414
Total Stockholders' Equity	$18,959,902	$20,597,650

Total Liabilities and Stockholders' Equity	$20,540,018	$22,206,598

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three months ended March 31,
	2012	2011

Sales, net of rebates of $1,028,881 (2011: $889,393)	$4,833,688	$6,757,785
Cost of sales	3,131,612	3,345,991
Gross profit	1,702,076	3,411,794

Advertising expense (note 2)	1,624,715	1,276,672
Selling, general and administrative expense	1,863,729	3,684,245
(Loss) from operations	(1,786,368)	(1,549,123)

Interest income (expense)	44	(11,827)
Other income (expense)	(102)	(328)
Derivative income (expense)	-	4,423,750
Total Other Income (Expense)	(58)	4,411,595

(Loss) Income before income taxes	(1,786,426)	2,862,472

Provision for income taxes (note 9)	-	(191,119)

Net (loss) income	$(1,786,426)	2,671,353

Foreign currency translation adjustment	133,053	193,408

Comprehensive (loss) income	$(1,653,373)	$2,864,761

Net (loss) income per common share
Earnings (loss) per share - basic	$(0.04)	$0.06
Earnings (loss) per share - diluted	(0.04)	(0.04)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,374,701

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
 (UNAUDITED)

	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,786,426)	$2,671,353
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	92,406	88,393
Provision for doubtful accounts	993,744	-
Recognition of stock based compensation expense	15,625	2,923,550
Recognition of change in value of derivative instruments	-	(4,423,750)
(Increase) decrease in current assets
Bills receivable	-	(30,352)
Accounts receivable	(1,607,393)	(1,524,497)
Inventory	(243,511)	1,532,058
Prepaid expense	1,616,186	(2,058,185)
Other receivable	(20,020)	(87,185)
Increase (decrease) in current liabilities
Accounts payable	285,574	(329,569)
Accrued expenses and other payables	(80,746)	2,021,031
Value-added tax payable	(243,906)	10,333
Income tax payable	-	(94,612)
Net cash (used in) provided by operating activities	(978,467)	698,568

Effect of exchange rate changes on cash and cash equivalents	15,284	70,320

Net change in cash and cash equivalents	(963,183)	768,888
Cash and cash equivalents, beginning balance	2,186,650	10,992,141
Cash and cash equivalents, ending balance	$1,223,467	$11,761,029

SUPPLEMENTAL DISCLOSURES:
Cash paid during three months for:
Income tax payments	$-	$285,731
Interest payments	$-	$11,924

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (UNAUDITED)

Description	Common Shares	Amount	Additional Paid-in Capital	Other Compre-hensive Income

Balance, December 31, 2010	44,206,104	$44,206	$13,727,857	$2,155,609
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	350,000	350	374,650	-
Loss for the year	-	-	-	-
Balance, December 31, 2011	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	-	-	-	133,053
Stock-based compensation	-	-	-	-
Loss for the three months	-	-	-	-
Balance, March 31, 2012	44,556,104	$44,556	$14,102,507	$3,171,311

Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2010	$810,540	$9,583,939	$(2,704,800)	$23,617,351
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	-	-	2,689,175	3,064,175
Loss for the year	-	(6,966,525)	-	(6,966,525)
Balance, December 31, 2011	810,540	2,617,414	(15,625)	20,597,650
Foreign currency translation adjustments	-	-	-	133,053
Stock-based compensation	-	-	15,625	15,625
Loss for the three months	-	(1,786,426)	-	(1,786,426)
Balance, March 31, 2012	$810,540	$830,988	$-	$18,959,902

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
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
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the income statement.   For the three months ended March 31, 2012 and 2011, foreign currency translation adjustment to other comprehensive income was 133,053 and $193,408 respectively.
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
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There were no contingencies at March 31, 2012 and December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2012 and December 31, 2011, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable.  The Company grants 90 days payment terms to all credit sales customers.  Allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 were $3045, 041 and $$2,039,909.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill as of March 31, 2012 and December 31, 2011 were $nil.  Goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. During the year ended December 31, 2011, the Company recognized an impairment loss equal to the carrying amount of goodwill.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing, costs of direct advertising.  The Company expenses all advertising costs as incurred.  Advertising costs for three months ended March 31, 2012 and 2011 were $1,624,715 and $1,276,672 respectively.

Customer Rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.  Rebates to customers for the three months ended March 31, 2012 and 2011 were $1,028,881 and $889,393 respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees.  All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations.  For the three months ended March 31, 2012 and 2011, the Company incurred shipping charges of $983 and $8,051 respectively.

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
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three months ended March 31, 2012 and 2011.

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

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended March 31, 2012. The reclassifications had no effect on previously reported net income.

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
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

NOTE 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of March 31, 2012 and December 31, 2011, other receivables were $138,992 and $118,254, respectively.

NOTE 4 - INVENTORIES

As of March 31, 2012 and December 31, 2011, inventories consist of the following:

	3/31/2012	12/31/2011
Raw materials	$131,722	$24,985
Consumables	1,124	-
Finished goods	289,351	152,948
Total	$422,197	$177,933

NOTE 5 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at March 31, 2012 and December 31, 2011 represent the following components:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 5 - PREPAID EXPENSES (CONT’D)

	Payee	Nature	3/31/2012	12/31/2011
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$2,255,282	$2,746,605
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	1,145,067	1,650,231
Total			$3,400,349	$4,396,836

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, Property, Plant & Equipment consist of the following:

	3/31/2012	12/31/2011
Buildings	$569,673	$566,090
Plant and equipment	1,098,086	1,091,178
Transportation equipment	7,168	7,123
Office equipment	54,992	54,645
Total	1,729,919	1,719,036
Accumulated depreciation	(870,778)	(842,136)
	$859,141	$876,900

Depreciation expense for the three months ended March 31, 2012 and 2011 were $23,347 and $22,274, respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
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

	3/31/2012	12/31/2011
Land use right	$338,122	$335,995
Proprietary technologies	2,810,952	3,606,264
Total	3,149,074	3,942,259
Accumulated amortization	(1,497,435)	(2,232,490)
	$1,651,639	$1,709,769

Amortization expense for years ended March 31, 2012 and 2011 were $69,059 and $66,119, respectively.

The estimated future amortization expenses related to intangible asset as of March 31, 2012 are as follows:

Years ending December 31,
2012	$207,177
2013	276,236
2014	276,236
2015	276,236
2016	276,236
Thereafter	339,518

NOTE 8 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 9 - INCOME TAXES

The Company’s (loss) income before income taxes for the three months ended March 31, 2012 and 2011 comprised of the following:

	Three months ended March 31,
(Loss) Income before income taxes:	2012	2011
USA	$-	$1,423,414
Hong Kong	-	-
PRC	(1,786,426)	1,439,058
Total (loss) income from all tax jurisdictions	$(1,786,426)	$2,862,472

Provision for income taxes for all tax jurisdictions for the three months ended March 31, 2012 and 2011 is as follows:

Provision for income tax	Three months ended March 31,
	2012	2011
USA	$-	$-
PRC	-	191,119
Total income tax expense from all tax jurisdiction	$-	$191,119

USA Income Taxes

The Company is registered in the State of Nevada and is subjected to USA tax law.  The recognition of income tax at statutory rate to effective rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
Income (loss) before taxes from USA	$-	$1,423,414
Statutory tax rate	34%	34%
Income tax at statutory tax rate	-	483,961
Permanent tax difference due to derivative income	-	(1,504,075)
Increase in valuation allowance	-	1,020,114
Income tax expense at effective rate	$-	$-

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 9 - INCOME TAXES (CONT’D)

Provision for income taxes for the three months ended March 31, 2012 and 2011 consists entirely of current taxes and is reconciled as follows:

	Three months ended March 31,
	2012	2011
Income (loss) before taxes from PRC operations	$(1,786,426)	$1,439,058
Statutory tax rate	15%	15%
Income tax at statutory tax rate	(267,964)	215,859
Effects of permanent tax differences	2,344	(24,740)
Increase in valuation allowance	265,620	-
Income tax expense at effective rate	$-	$191,119

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring in 2016.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at March 31, 2012 and December 31, 2011 were as follows:

	As at
	March 31,	December 31,
Tax loss carry-forward from:	2012	2011
USA	$-	$104
PRC	265,620	1,056,420
	265,620	1,056,524
Less: valuation allowance	(265,620)	(1,056,524)
Deferred income tax benefit, net of valuation allowance	$-	$-

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

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of March 31, 2012 and December 31, 2011.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 9 - INCOME TAXES (CONT’D)

Currently the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

NOTE 10 - SHARE CAPITAL

Common Shares

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per share.  On December 19, 2011, the Company declared a 7 to 2 forward stock split, effective February 29, 2012.  The number of shares, income (loss) per share presented elsewhere in these consolidated financial statements has been adjusted to reflect the result of the stock split.

During the year ended December 31, 2011, the Company:

For the year ended December 31, 2011		Number of Shares	Value
i.	On February 16, 2011, the Company granted 175,000 shares of common stock to an employee, valued at $187,500 and $187,500 was expensed in March, 2011.	175,000	$187,500
ii.	On February 16, 2011, the Company granted 175,000 shares of common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $171,875 was expensed in the year ended December 31, 2011, and $15,625 is expensed during the three months ended March 31, 2012.	175,000	187,500
	Total common shares issued during 2011	350,000	$375,000

As at March 31, 2012 and December 31, 2011, total issued and outstanding common stock was 44,556,104.

Stock based compensation

Include in sales, general and administrative expense were stock based compensation expense of $nil and $2,923,550 for the three months ended March 31, 2012 and 2011.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
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

		Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012
i.	On August 15, 2009, Kang Xiulan referred a public shell company（Lid Hair Studios International, Inc.）to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.	875,000	875,000
ii.	During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.	2,100,000	2,100,000
iii.	The Company also obtained certain public company sector services, including investor relations advisory services.	1,400,000	1,400,000
	Total warrants issued	4,375,000	4,375,000

The following is a summary of share purchase warrants information:

	Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012		Total
Outstanding, December 31, 2009	4,375,000	4,375,000		8,750,000
	-	-		-
Outstanding, December 31, 2010	4,375,000	4,375,000		8,750,000
Expired	(4,375,000)	(4,375,000)	a	(8,750,000)
Outstanding, December 31, 2011	-	-		-

a The piggy back warrants expired as the original warrants with an exercise price of $0.86, expired September 30, 2011 were not exercised.

NOTE 11 - STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at March 31, 2012 and December 31, 2011, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued to consultants in connection with the merger and investor relations agreements during the year ended December 31, 2010.  These derivative financial instruments are indexed to an aggregate of 8,750,000 shares of the Company's common stock as of December 31, 2010, and were carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the three months ended March 31, 2012 and 2011, and as at March 31, 2012 and December 31, 2011:

	3 months ended March 31,
Derivative income (expense)	2012	2011
Warrant derivative	$-	$4,423,750

	As at
Liabilities	3/31/2012	12/31/11
Warrant derivative	$-	$-

As at March 31, 2012 and December 31, 2011, all outstanding warrants have expired, thus were valued at $nil, the carrying amount of derivative liabilities was charged to derivative income in the consolidated statement of operations and comprehensive income.

NOTE 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 14 - MAJOR CUSTOMERS AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at March 31, 2012 and December 31, 2011.  As of March 31, 2012 and December 31, 2011, three and five vendor, each accounted for more than 10% of accounts payable, totaling 86% and 80% respectively.

There was no customer that accounted for more than 10% total sales for the three months ended March 31, 2012 and 2011.  Three and four vendors each accounted for more than 10% of purchases for the three months ended March 31, 2012 and 2011, totaling 70% and 57% respectively.

NOTE 15 – COMMITMENT

The Company is committed to pay $791,327 for advertising through October 2012.

NOTE 16 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the March 31, 2012, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operation of the Company for the quarters ended March 31, 2012, and 2011 should be read in conjunction with the interim consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Results of Operations for the Quarters Ended March 31, 2012 and 2011

Net sales

	Three Months Ended March 31,
	2012		2011
"Xianzhi" Series	$66,356	1.13%	$457,394	5.98%
"Cooer" Series	5,394,419	92.01%	6,375,939	83.38%
"Qiangsongling" Series	401,794	6.85%	813,845	10.64%
Total gross sales	$5,862,569	100.00%	$7,647,178	100.00%
(Sales Rebate)	(1,028,881)	(17.55%)	(889,393)	(11.63%)
Net sales	4,833,688		6,757,785
Other sales	-		-
Net sales	$4,833,688		$6,757,785

During the quarter ended March 31, 2012, our gross sales have decreased by 23% to $5,862,569 from $7,647,178 for the quarter ended March 31, 2011.  The decrease was due to changes in our new sales model, which has not been fully implemented.  Net sales also decreased as a result of higher rebates paid to our distributors.  For the quarter ended March 31, 2012, our sales, net of sales rebates were $4,833,688 (3/31/2011: $6,757,785).

Cost of sales

For the quarters ended March 31, 2012 and 2011, our costs of sales were $3,131,612 and $3,345,991 respectively, representing a decrease of 6% or $214,379.  During the quarter ended March 31, 2012, our costs of sales were 53% (3/31/2011: 44%) of our gross sales.  There was a 22% increase in the unit costs of our products, which was due to increases in raw material, labor and OEM manufacturing costs.

Gross profit

Gross profit for the quarters ended March 31, 2012 and 2011 were $1,702,076 and $3,411,794, respectively.  The decrease was due to lower sales volume and high unit costs.

Advertising expense

During the quarter ended March 31, 2012, we incurred $1,624,715 (3/31/2011: $1,276,672) of advertising expense.  We started several advertising campaigns by placing commercials with several television stations.

Selling, general and administrative expenses

The following table illustrates components of selling, general and administrative expenses:

	Three months ended March 31,		Change
Selling, general and administrative expenses	2012	2011	Amount	%
Bad debt expense	$993,744	$-	$993,744	-
Salaries, wages and benefits	434,848	99,440	335,408	337%
Sales commission	354,007	364,533	(10,526)	(3%)
Stock based compensation	15,625	2,923,550	(2,907,925)	(99%)
Other selling, general and administrative expenses	65,505	296,722	(231,217)	(78%)
Total	$1,863,729	$3,684,245	$(1,820,516)	(49%)

Total selling, general and administrative expenses decreased by 49% to $1,863,729 (3/31/2011: $3,684,245) for the quarter ended March 31, 2012.  It represents 32% (3/31/2011: 48%) of our sales before sales rebate, and 39% (3/31/2011: 55%) of our net sales for the quarter ended March 31, 2012.

We changed our accounting estimates regarding provision for doubtful accounts during the fourth quarter in 2011.  Bad debt expense increased as accounts receivable turnover increased to 200 days during the quarter ended March 31, 2012, as compared to 90 days during the quarter ended March 31, 2011.  Provision for doubtful accounts is now estimated  as follows:  i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.  Historically, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days.

Salaries, wages and benefits increased as a result of the expansion of our sales network by increasing sales employees.  As at March 31, 2012, we have over 300 (3/31/2011: 50) employees.

Sales commission decrease is consistent with the decrease in gross sales is offset by higher commission rate paid to our sales personnel.  Sales commissions were 6% and 5% of sales before sales rebates for the quarters ended March 31, 2012 and 2011.

Stock based compensation is a non-cash expense that is recognized as we amortized the fair value of stock purchase options on the date that it was granted.

The decrease in other selling, general and administrative is attributable to lower general administrative costs.

Other income (expense)

Other income (expense) consists mostly of derivative income for the quarter ended March 31, 2011.  Derivative income is a non-cash gain that is recognized when there was a change in fair value in share purchase warrants that we issued to consultants to purchase our common shares.  The issuance of share purchase warrants was originally recorded as derivative liability based upon the fair value of the share purchase warrants at the issuance date.  No derivative income was recognized during the quarter ended March 31, 2012 as all warrants have expired during the year ended December 31, 2011.

Net income (loss)

For the quarter ended March 31, 2012, our net loss was $1,786,426 (3/31/2011: net income of $2,671,353).  Net loss for the quarter ended march 31, 2012 is mainly attributable to decreased sales volume, higher sales rebate and advertising expenses.

Liquidity and Capital Resources

As at March 31, 2012, we have cash and cash equivalents of $1,223,467 (12/31/2011: $2,186,650) and net working capital of $16,449,122 (12/31/2011: $18,010,981).  We believe that our existing working capital will be sufficient to maintain operations at the present level for at least the next twelve months.

Cash flows from operating activities

During the quarter ended March 31, 2012, net cash used in operating activities was $978,467 (3/31/2011: provided $698,568) as our gross revenue decreased.  Significant changes to our working capital include decrease in accounts payable and prepaid expense as well as increase in accounts receivable, inventories and value-added tax payable.

Contractual Obligations

We are committed to pay $791,327 for advertising through October 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: May 21, 2012	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: May 21, 2012
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)