Form 10-Q
period 2012-06-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2012-08-20
CIK 1354071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2012

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
 Yes  ☐  No ☒ .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2012 and August 17, 2012, there were 44,556,104 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$2,513,263	$2,186,650
Accounts receivable, net of provision for doubtful accounts of $3,286,531 (December 31,2011: $2,039,909)	11,831,035	11,946,588
Other receivable (note 3)	140,633	118,254
Inventories (note 4)	574,948	177,933
Prepaid expenses (note 5)	2,200,445	4,982,512
Prepaid income taxes	209,448	207,992
Total Current Assets	$17,469,772	$19,619,929

Property, plant & equipment, net (note 6)	836,418	876,900
Intangible assets, net (note 7)	1,583,739	1,709,769

Total Assets	$19,889,929	$22,206,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$428,441	$314,696
Accrued expenses and other payables	808,021	868,812
Trade deposit received	6,831	6,783
VAT tax payable	126,728	418,657
Total Current Liabilities	$1,370,021	$1,608,948

Stockholders' Equity
Common stock, $0.001 per value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at June 30, 2012 and December 31, 2011 (note 10)	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Deferred compensation (note 10)	-	(15,625)
Statutory reserve (note 11)	810,540	810,540
Accumulated other comprehensive income	3,182,443	3,038,258
Accumulated retained earnings	379,862	2,617,414
Total Stockholders' Equity	$18,519,908	$20,597,650

Total Liabilities and Stockholders' Equity	$19,889,929	$22,206,598

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Sales	$6,977,415	$7,518,452	$12,839,984	$15,165,630
Sales rebates	(816,070)	(879,659)	(1,844,951)	(1,769,052)
Sales, net of rebates	6,161,345	6,638,793	10,995,033	13,396,578
Cost of sales	3,781,680	3,404,481	6,913,292	6,750,472
Gross profit	2,379,665	3,234,312	4,081,741	6,646,106

Advertising expense	1,305,235	2,181,740	2,929,950	3,458,412
Selling, general and administrative expense	1,525,479	1,015,386	3,389,208	4,699,631
(Loss) Income from operations	(451,049)	37,186	(2,237,417)	(1,511,937)

Interest income (expense)	-	(4,496)	44	(16,323)
Other income (expense)	(77)	(13,995)	(179)	(14,322)
Derivative income (expense)	-	1,097,500	-	5,521,250
Total Other Income (Expense)	(77)	1,079,009	(135)	5,490,605

(Loss) Income before income taxes	(451,126)	1,116,195	(2,237,552)	3,978,668

Provision for income taxes (note 9)	-	(9,705)	-	(200,825)

Net (loss) income	$(451,126)	1,106,490	$(2,237,552)	3,777,843

Foreign currency translation adjustment	11,132	376,320	144,185	569,728

Comprehensive (loss) income	$(439,994)	$1,482,810	$(2,093,367)	$4,347,571

Net (loss) income per common share (note 13)
Earnings (loss) per share - basic	$(0.01)	$0.02	$(0.05)	$0.08
Earnings (loss) per share - diluted	(0.01)	(0.00)	(0.05)	(0.04)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,555,599	44,556,104	44,466,153

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,237,552)	$3,777,843
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	184,625	179,716
Provision for doubtful accounts	1,232,382	-
Recognition of stock based compensation expense	15,625	2,970,425
Recognition of change in value of derivative instruments	-	(5,521,250)
(Increase) decrease in current assets
Bills receivable	-	(102,577)
Accounts receivable	(1,033,196)	(1,414,139)
Inventory	(395,781)	(133,986)
Prepaid expense	2,817,033	(693,770)
Other receivable	(21,552)	(16,226)
Increase (decrease) in current liabilities
Accounts payable	111,545	(255,600)
Accrued expenses and other payables	(66,875)	(258,194)
Value-added tax payable	(294,868)	(237,667)
Income tax payable	-	(278,433)
Net cash provided by (used in) operating activities	311,386	(1,983,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-	(4,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	-	(461,012)

Effect of exchange rate changes on cash and cash equivalents	15,227	242,059

Net change in cash and cash equivalents	326,613	(2,206,978)
Cash and cash equivalents, beginning balance	2,186,650	10,992,141
Cash and cash equivalents, ending balance	$2,513,263	$8,785,163

SUPPLEMENTAL DISCLOSURES:
Cash paid during six months for:
Income tax payments	$-	$479,258
Interest payments	$-	$12,342

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income

Balance, December 31, 2010	44,206,104	$44,206	$13,727,857	$2,155,609
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	350,000	350	374,650	-
Loss for the year	-	-	-	-
Balance, December 31, 2011	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	-	-	-	144,185
Stock-based compensation	-	-	-	-
Loss for the six months	-	-	-	-
Balance, June 30, 2012	44,556,104	$44,556	$14,102,507	$3,182,443

Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2010	$810,540	$9,583,939	$(2,704,800)	$23,617,351
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	-	-	2,689,175	3,064,175
Loss for the year	-	(6,966,525)	-	(6,966,525)
Balance, December 31, 2011	810,540	2,617,414	(15,625)	20,597,650
Foreign currency translation adjustments	-	-	-	144,185
Stock-based compensation (note 10)	-	-	15,625	15,625
Loss for the six months	-	(2,237,552)	-	(2,237,552)
Balance, June 30, 2012	$810,540	$379,862	$-	$18,519,908

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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
JUNE 30, 2012
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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the Consolidated Statements of Operations and Comprehensive Income.

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
JUNE 30, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There were no contingencies at June 30, 2012 and December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2012 and December 31, 2011, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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
JUNE 30, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill as of June 30, 2012 and December 31, 2011 were $nil.  Goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. During the year ended December 31, 2011, the Company recognized an impairment loss equal to the carrying amount of goodwill.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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
JUNE 30, 2012
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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees.  All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations.  For the three months ended June 30, 2012 and 2011, the Company incurred shipping charges of $nil and $8,152 respectively.  For the six months ended June 30, 2012 and 2011, the Company incurred shipping charges of $983 and $46,421 respectively.

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
JUNE 30, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three and six months ended June 30, 2012 and 2011.

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

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the periods ended June 30, 2012. The reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible assets to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment test performed for fiscal years beginning September 15, 2012.  Early adoption is permitted.  The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
NOTE 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of June 30, 2012 and December 31, 2011, other receivables were $140,633 and $118,254, respectively.

NOTE 4 - INVENTORIES

As June 30, 2012 and December 31, 2011, inventories consist of the following:

	6/30/2012	12/31/2011
Raw materials	$184,390	$24,985
Consumables	1,125	-
Finished goods	389,433	152,948
Total	$574,948	$177,933

NOTE 5 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at June 30, 2012 and December 31, 2011 represent the following components:

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

	Payee	Nature	6/30/2012	12/31/2011
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$950,224	$3,853,110
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	1,250,221	1,129,402
Total			$2,200,445	$4,982,512

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, Property, Plant & Equipment consist of the following:

	6/30/2012	12/31/2011
Buildings	$570,052	$566,090
Plant and equipment	1,098,816	1,091,178
Transportation equipment	7,172	7,123
Office equipment	55,030	54,645
Total	1,731,070	1,719,036
Accumulated depreciation	(894,652)	(842,136)
	$836,418	$876,900

Depreciation expense for the three months ended June 30, 2012 and 2011 were $23,275 and $24,371, respectively.  Depreciation expense for the six months ended June 30, 2012 and 2011 were $46,622 and $46,645, respectively.

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

	6/30/2012	12/31/2011
Land use right	$338,347	$335,995
Proprietary technologies	2,812,822	3,606,264
Total	3,151,169	3,942,259
Accumulated amortization	(1,567,430)	(2,232,490)
	$1,583,739	$1,709,769

Amortization expense for three months ended June 30, 2012 and 2011 were $68,944 and $66,952, respectively.  Amortization expense for six months ended June 30, 2012 and 2011 were $138,003 and $133,070, respectively.

The estimated future amortization expenses related to intangible asset as of June 30, 2012 are as follows:

Years ending December 31,
2012	$138,003
2013	276,006
2014	276,006
2015	276,006
2016	276,006
Thereafter	341,712

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 8 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

NOTE 9 - INCOME TAXES

The Company’s (loss) income before income taxes for the three and six months ended June 30, 2012 and 2011 comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(Loss) Income before income taxes:	2012	2011	2012	2011
USA	$(9,693)	$1,097,500	$(9,693)	$5,521,250
Hong Kong	-	-	-	-
PRC	(441,433)	18,695	(2,227,859)	(1,542,582)
Total (loss) income from all tax jurisdictions	$(451,126)	$1,116,195	$(2,237,552)	$3,978,668

Provision for income taxes for all tax jurisdictions for the three and six months ended June 30, 2012 and 2011 is as follows:

Provision for income tax	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
USA	$-	$-	$-	$-
PRC	-	9,705	-	200,825
Total income tax expense from all tax jurisdiction	$-	$9,705	$-	$200,825

USA Income Taxes

The Company is registered in the State of Nevada and is subjected to USA tax law.  The recognition of income tax at statutory rate to effective rate for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (loss) before taxes from USA	$(9,693)	$1,097,500	$(9,693)	$5,521,250
Statutory tax rate	34%	34%	34%	34%
Income tax at statutory tax rate	(3,296)	373,150	(3,296)	1,877,225
Permanent tax difference due to derivative income		(373,150)	-	(1,877,225)
Increase in valuation allowance	3,296	-	3,296	-
Income tax expense at effective rate	$-	$-	$-	$-

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
NOTE 9 - INCOME TAXES (CONT’D)

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

Provision for income taxes for the three and six months ended June 30, 2012 and 2011 consists entirely of current taxes and is reconciled as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (loss) before taxes from PRC operations	$(441,433)	$18,695	$(2,227,859)	$(1,542,582)
Statutory tax rate	15%	15%	15%	15%
Income tax at statutory tax rate	(66,215)	2,804	(334,179)	(231,387)
Effects of permanent tax differences	-	6,901	2,344	432,212
Increase in valuation allowance	66,215	-	331,835	-
Income tax expense at effective rate	$-	$9,705	$-	$200,825

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring in 2016.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at June 30, 2012 and December 31, 2011 were as follows:

	As at
	June 30,	December 31,
	2012	2011
USA	$3,400	$104
PRC	1,388,255	1,056,420
	1,391,655	1,056,524
Less: valuation allowance	(1,391,655)	(1,056,524)
Deferred income tax benefit, net of valuation allowance	$-	$-

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
NOTE 9 - INCOME TAXES (CONT’D)

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of June 30, 2012 and December 31, 2011.

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

During the year ended December 31, 2011, the Company:

For the year ended December 31, 2011		Number of Shares	Value
i.	On February 16, 2011, the Company granted 175,000 shares of common stock to an employee, valued at $187,500 and $187,500 was expensed in March, 2011.	175,000	$187,500
ii.	On February 16, 2011, the Company granted 175,000 shares of common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $171,875 was expensed in the year ended December 31, 2011, and $15,625 is expensed during the six months ended June 30, 2012.	175,000	187,500
	Total common shares issued during 2011	350,000	$375,000

As at June 30, 2012 and December 31, 2011, total issued and outstanding common stock was 44,556,104.

Stock based compensation

Include in sales, general and administrative expense were stock based compensation expense of $nil and $46,875 for the three months ended June 30, 2012 and 2011; and $15,625 and $2,970,425 for the six months ended June 30, 2012 and 2011.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 10 - SHARE CAPITAL (CONT’D)

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

		Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012
i.	On August 15, 2009, Kang Xiulan referred a public shell company（Lid Hair Studios International, Inc.）to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.	875,000	875,000
ii.	During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.	2,100,000	2,100,000
iii.	The Company also obtained certain public company sector services, including investor relations advisory services.	1,400,000	1,400,000
	Total warrants issued	4,375,000	4,375,000

The following is a summary of share purchase warrants information:

	Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012	Total
Outstanding, December 31, 2009	4,375,000	4,375,000	8,750,000
	-	-	-
Outstanding, December 31, 2010	4,375,000	4,375,000	8,750,000
Expired	(4,375,000)	(4,375,000)	(8,750,000)
Outstanding, December 31, 2011	-	-	-

a The piggy back warrants expired as the original warrants with an exercise price of $0.86, expired September 30, 2011 were not exercised.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at June 30, 2012 and December 31, 2011, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of the Warrants, issued to consultants in connection with the merger and investor relations agreements during the year ended December 31, 2010.  These derivative financial instruments are indexed to an aggregate of 8,750,000 shares of the Company's common stock as of December 31, 2010, and were carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the three and six months ended June 30, 2012 and 2011, and as at June 30, 2012 and December 31, 2011:

	3 months ended June 30,		6 months ended June 30,
Derivative income (expense)	2012	2011	2012	2011
Warrant derivative	$-	$1,097,500	$-	$5,521,250

As at
Liabilities	6/30/2012	12/31/2011
Warrant derivative	$-	$-

As at June 30, 2012 and December 31, 2011, all outstanding warrants have expired, thus were valued at $nil, the carrying amount of derivative liabilities was charged to derivative income in the consolidated statement of operations and comprehensive income.

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 13 – NET (LOSS) INCOME PER SHARE

In accordance with FASB ASC Topic 260-1-50, “Earnings per Share”, basic net income or loss per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period.  Under FASB ASC 260-10-50, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted-average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Basic (loss) earnings per share

Net (loss) income	$(451,126)	$1,106,490	$(2,237,552)	$3,777,843

Weighted average common shares outstanding - basic	44,556,104	44,555,599	44,556,104	44,466,153

Basic (loss) income per share	$(0.01)	$0.02	$(0.05)	$0.08

Diluted (loss) earnings per share

Net (loss) income	$(451,126)	1,106,490	(2,237,552)	3,777,843
Derivative income (note 12)	-	(1,097,500)	-	(5,521,250)
Adjusted net (loss) income applicable to common share holders	(451,126)	8,990	(2,237,552)	(1,743,407)

Weighted average common shares outstanding	44,556,104	44,555,599	44,556,104	44,466,153
Weighted average effect of dilutive securities - warrants (note 10)	-	-	-	-
Weighted average common shares outstanding - diluted	44,556,104	44,555,599	44,556,104	44,466,153

Diluted (loss) income per share	(0.01)	0.00	(0.05)	(0.04)

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 15 - MAJOR CUSTOMERS AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at June 30, 2012 and December 31, 2011.  As of June 30, 2012 and December 31, 2011, four and five vendor, each accounted for more than 10% of accounts payable, totaling 71% and 80% respectively.

There was no customer that accounted for more than 10% total sales for the three months ended June 30, 2012 and 2011.  Three vendors each accounted for more than 10% of purchases for the three months ended June 30, 2012 and 2011, totaling 69% and 67% respectively.

There was no customer that accounted for more than 10% total sales for the six months ended June 30, 2012 and 2011.  Three vendors each accounted for more than 10% of purchases for the six months ended June 30, 2012 and 2011, totaling 69% and 59% respectively.

NOTE 16 – COMMITMENT

The Company is committed to pay $791,853 for advertising through October 2012.

NOTE 17 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the June 30, 2012, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at June 30, 2012 and December 31, 2011, and results of operation of the Company for the three and six months ended June 30, 2012, and 2011 should be read in conjunction with the interim consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net sales
	Three Months Ended June 30,
	2012		2011
"Xianzhi" Series	$203,126	2.91%	$197,180	2.62%
"Cooer" Series	5,708,731	81.82%	6,177,033	82.16%
"Qiangsongling" Series	1,065,558	15.27%	1,144,239	15.22%
Total gross sales	$6,977,415	100.00%	$7,518,452	100.00%
(Sales Rebate)	(816,070)	(11.70%)	(879,659)	(11.70%)
Net sales	$6,161,345		$6,638,793

During the three months ended June 30, 2012, our gross sales have decreased by 7% to $6,977,415 from $7,518,452 for the three months ended June 30, 2011.  The decrease was due to increased competition and a general decrease in consumer demand during the three months ended June 30, 2012.  For the three months ended June 30, 2012, our sales, net of sales rebates were $6,161,345 (6/30/2011: $6,638,793).

	Six Months Ended June 30,
	2012		2011
"Xianzhi" Series	$269,482	2.10%	$654,574	4.32%
"Cooer" Series	11,103,150	86.47%	12,552,972	82.77%
"Qiangsongling" Series	1,467,352	11.43%	1,958,084	12.91%
Total gross sales	$12,839,984	100.00%	$15,165,630	100.00%
(Sales Rebate)	(1,844,951)	(14.37%)	(1,769,052)	(11.66%)
Net sales	$10,995,033		$13,396,578

During the six months ended June 30, 2012, our gross sales have decreased by 15% to $12,839,984 from $15,165,630 for the six months ended June 30, 2011.  Net sales also decreased as a result of higher rebates paid to our distributors.  For the six months ended June 30, 2012, our sales, net of sales rebates were $10,995,033 (6/30/2011: $13,396,578).

Our overall sales for the three and six months ended June 30, 2012 was also affected by changes in our sales model which was implemented during the second quarter in 2011.Previously, our distribution system was based on exclusive sales territories agreements, whereby, we sell our products to one distributor in a pre-defined geographical region. Since the second quarter of 2011, we began selling our products to "first level distributors" whereby there may be more than one "first level distributor" in a geographical region. We believe that our lower than anticipated overall sales was attributable to the fact that these changes has not been fully and successfully implemented as of June 30, 2012. We are re-examining our sales and marketing strategies.

Cost of sales

For the three months ended June 30, 2012 and 2011, our costs of sales were $3,781,680 and $3,404,481 respectively, representing an increase of 11% or $377,199.  During the three months ended June 30, 2012, our costs of sales were 54% (6/30/2011: 45%) of our gross sales.  There was a 20% increase in the unit costs of our products, which was due to increases in raw material, labor and OEM manufacturing costs.

For the six months ended June 30, 2012 and 2011, our costs of sales were $6,913,292 and $6,750,472 respectively, representing an increase of 2% or $162,820.  During the six months ended June 30, 2012, our costs of sales were 54% (6/30/2011: 45%) of our gross sales.  There was a 21% increase in the unit costs of our products, which was due to increases in raw material, labor and OEM manufacturing costs.

Gross profit

Gross profit for the three months ended June 30, 2012 and 2011 were $2,379,665 and $3,234,312, respectively.  The decrease was due to lower sales volume and higher unit costs.

Gross profit for the six months ended June 30, 2012 and 2011 were $4,081,741 and $6,646,106, respectively.  The decrease was due to lower sales volume and higher unit costs.

Advertising expense

During the three months ended June 30, 2012, we incurred $1,305,253 (6/30/2011: $2,181,740) of advertising expense.  During the six months ended June 30, 2012, we incurred $2,909,950 (6/30/2011: $3,458,412) of advertising expense.  We started several advertising campaigns by placing commercials with several television stations.

Selling, general and administrative expenses

The following table illustrates components of selling, general and administrative expenses:

	Three months ended June 30,		Change
Selling, general and administrative expenses	2012	2011	Amount	%
Bad debt expense	$252,878	$-	$252,878	-
Salaries, wages and benefits	371,090	183,340	187,750	102%
Sales commission	408,169	441,751	(33,582)	(8%)
Stock based compensation	-	46,875	(46,875)	(100%)
Other selling, general and administrative expenses	493,342	343,420	149,922	44%
Total	$1,525,479	$1,015,386	$510,093	50%

Total selling, general and administrative expenses increased by 50% to $1,525,479 (6/30/2011: $1,015,386) for the three months ended June 30, 2012.  It represents 22% (6/30/2011: 14%) of our sales before sales rebate, and 25% (6/30/2011: 15%) of our net sales for the three months ended June 30, 2012.

We changed our accounting estimates regarding provision for doubtful accounts during the fourth quarter in 2011.  Bad debt expense increased as accounts receivable turnover increased to 190 days during the three months ended June 30, 2012, as compared to 90 days during the three months ended June 30, 2011.  Provision for doubtful accounts is now estimated  as follows:  i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.  Historically, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days.

Salaries, wages and benefits increased as a result of the expansion of our sales network by increasing sales employees.  As at June 30, 2012, we have over 400 (6/30/2011: 200) employees.

Sales commission decrease is consistent with the decrease in gross sales.  Sales commissions were 5% of sales before sales rebates for the three months ended June 30, 2012 and 2011.

Stock based compensation is a non-cash expense that is recognized as we amortized the fair value of stock purchase options on the date that it was granted.

The increase in other selling, general and administrative is attributable to higher general administrative costs as a result of more employees.

	Six months ended June 30,		Change
Selling, general and administrative expenses	2012	2011	Amount	%
Bad debt expense	$1,246,622	$-	$1,246,622	-
Salaries, wages and benefits	805,938	282,780	523,158	185%
Sales commission	762,176	806,284	(44,108)	(5%)
Stock based compensation	15,625	2,970,425	(2,954,800)	(99%)
Other selling, general and administrative expenses	558,847	640,142	(81,295)	(13%)
Total	$3,389,208	$4,699,631	$(1,310,423)	(28%)

Total selling, general and administrative expenses decreased by 28% to $3,389,208 (6/30/2011: $4,699,631) for the six months ended June 30, 2012.  It represents 26% (6/30/2011: 31%) of our sales before sales rebate, and 31% (6/30/2011: 35%) of our net sales for the six months ended June 30, 2012.

We changed our accounting estimates regarding provision for doubtful accounts during the fourth quarter in 2011.  Bad debt expense increased as accounts receivable turnover increased to 190 days during the six months ended June 30, 2012, as compared to 90 days during the six months ended June 30, 2011.  Provision for doubtful accounts is now estimated  as follows:  i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.  Historically, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days.

Salaries, wages and benefits increased as a result of the expansion of our sales network by increasing sales employees.  As at June 30, 2012, we have over 400 (6/30/2011: 200) employees.

Sales commission decrease is consistent with the decrease in gross sales.  Sales commissions were 5% of sales before sales rebates for the six months ended June 30, 2012 and 2011.

Stock based compensation is a non-cash expense that is recognized as we amortized the fair value of stock purchase options on the date that it was granted.

The decrease in other selling, general and administrative is attributable to lower general administrative costs.

Other income (expense)

Other income (expense) consists mostly of derivative income for the three and six months ended June 30, 2011.  Derivative income is a non-cash gain that is recognized when there was a change in fair value in share purchase warrants that we issued to consultants to purchase our common shares.  The issuance of share purchase warrants was originally recorded as derivative liability based upon the fair value of the share purchase warrants at the issuance date.  No derivative income was recognized during the three and six months ended June 30, 2012 as all warrants have expired during the year ended December 31, 2011.

Net income (loss)

For the three months ended June 30, 2012, our net loss was $451,126 (6/30/2011: net income of $1,106,490).  Net loss for the three months ended June 30, 2012 was mainly attributable to decreased sales volume, and increased in unit cost of our products.

For the six months ended June 30, 2012, our net loss was $2,237,552 (6/30/2011: net income of $3,777,843).  Net loss for the three months ended June 30, 2012 was mainly attributable to decreased sales volume, and increased in unit cost of our products.  Net income for the six months ended June 30, 2011 was also attributable to recognition of derivative income.

Liquidity and Capital Resources

As at June 30, 2012, we have cash and cash equivalents of $2,513,263 (12/31/2011: $2,186,650) and net working capital of $16,099,751 (12/31/2011: $18,010,981).  We believe that our existing working capital will be sufficient to maintain operations at the present level for at least the next twelve months.

Cash flows from operating activities

During the six months ended June 30, 2012, net cash provided by operating activities was $311,386 (6/30/2011: used in $1,983,858).  Significant changes to our working capital include decrease in prepaid expense and value-added tax payable, as well as increase in accounts receivable, inventories and accounts payable.

Contractual Obligations

We are committed to pay $791,853 for advertising through October 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of June 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: August 20, 2012	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: August 20, 2012
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)