Form 10-Q/A
period 2012-06-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2012-11-07
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Copy of Communications to:

Bernard & Yam, LLP

Attn: Man Yam, Esq.

401 Broadway Suite 1708

New York, NY 10013

Phone: 212-219-7783

Fax: 212-219-3604

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2012 and August 17, 2012, there were 44,556,104 shares of the registrant’s common stock outstanding.

ITEMS AMENDED HEREBY

As used in this amended report, “China Pediatric” and the “Company” or “Us” or “We” or “Our” refer to China Pediatric Pharmaceuticals, Inc., a Nevada corporation, unless the context otherwise requires.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended June 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 20, 2012 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 20, 2012) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

(i)

CHINA PEDIATRIC PHARMACEUTICALS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

			Page
PART II	OTHER INFORMATION

	Item 5	Exhibits	1

SIGNATURES			2

INDEX OF EXHIBITS			3

(ii)

PART II — OTHER INFORMATION

Item 5. Exhibits.

See Index of Exhibits on Page 3.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Date: November 5, 2012

By: /s/ Jun Xia

Name: Jun Xia

Title: Chief Executive Officer

(principal executive officer)

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 Date: November 5, 2012

By: /s/ Minggang Xiao

Name: Minggang Xiao

Title: Chief Financial Officer

(principal financial and accounting officer)

2

INDEX OF EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to § 906 of Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1) These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended June 30, 2012, filed with the SEC on August 20, 2012.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3