Form 10-Q
period 2012-09-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2012-12-19
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012 and December 10, 2012, there were 44,556,104 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$987,440	$2,186,650
Accounts receivable, net of provision for doubtful accounts of $6,177,249 (December 31,2011: $2,039,909)	8,991,249	11,946,588
Other receivable (note 3)	799,494	118,254
Inventories (note 4)	662,920	177,933
Prepaid expenses (note 5)	2,522,071	4,982,512
Prepaid income taxes	209,044	207,992
Total Current Assets	$14,172,218	$19,619,929

Property, plant & equipment, net (note 6)	811,906	876,900
Intangible assets, net (note 7)	1,511,818	1,709,769

Total Assets	$16,495,942	$22,206,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$33,744	$314,696
Accrued expenses and other payables	1,456,013	868,812
Trade deposit received	6,817	6,783
VAT tax payable	92,188	418,657
Total Current Liabilities	$1,588,762	$1,608,948

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at September 30, 2012 and December 31, 2011 (note 10)	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Deferred compensation	-	(15,625)
Statutory reserve (note 11)	810,540	810,540
Accumulated other comprehensive income	3,150,176	3,038,258
Accumulated (deficit) retained earnings	(3,200,599)	2,617,414
Total Stockholders' Equity	$14,907,180	$20,597,650

Total Liabilities and Stockholders' Equity	$16,495,942	$22,206,598

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sales	$2,177,886	$7,889,737	$15,017,870	$23,055,367
Sales rebates	(217,442)	(1,384,649)	(2,062,393)	(3,153,701)
Sales, net of rebates	1,960,444	6,505,088	12,955,477	19,901,666
Cost of sales	981,490	3,705,012	7,894,782	10,455,484
Gross profit	978,954	2,800,076	5,060,695	9,446,182

Advertising expense	947,859	2,525,678	3,877,809	5,984,090
Marketing expense	-	3,724,681	-	3,724,681
Impairment loss on accounts receivables	2,900,192	-	4,132,574	-
Selling, general and administrative expense	711,332	1,306,651	2,868,158	6,006,282
(Loss) from operations	(3,580,429)	(4,756,934)	(5,817,846)	(6,268,871)

Interest income (expense)	-	6,177	44	(10,146)
Other income (expense)	(32)	(150)	(211)	(14,472)
Derivative income (expense)	-	241,250	-	5,762,500
Total Other (Expense) Income	(32)	247,277	(167)	5,737,882

(Loss) before income taxes	(3,580,461)	(4,509,657)	(5,818,013)	(530,989)

Provision for income taxes (note 9)	-	-	-	(200,825)

Net (loss)	$(3,580,461)	(4,509,657)	$(5,818,013)	(731,814)

Foreign currency translation adjustment	(32,267)	322,054	111,918	891,784

Comprehensive (loss) income	$(3,612,728)	$(4,187,603)	$(5,706,095)	$159,970

Net (loss) income per common share (note 13)
(Loss) per share - basic	$(0.08)	$(0.10)	$(0.13)	$(0.02)
(Loss) per share - diluted	(0.08)	(0.11)	(0.13)	(0.15)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,556,104	44,556,104	44,496,407

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,818,013)	$(731,814)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	276,400	270,622
Provision for doubtful accounts	4,132,574	-
Recognition of stock based compensation expense	15,625	3,017,300
Recognition of change in value of derivative instruments	-	(5,762,500)
(Increase) decrease in current assets
Bills receivable	-	(103,692)
Accounts receivable	(1,112,751)	(4,495,373)
Inventory	(484,738)	718,986
Prepaid expense	2,488,987	1,674,106
Other receivable	(681,557)	(46,808)
Increase (decrease) in current liabilities
Accounts payable	(282,924)	(180,219)
Accrued expenses and other payables	583,591	(124,810)
Value-added tax payable	(329,028)	49,339
Income tax payable	-	(288,204)
Net cash (used in) operating activities	(1,211,834)	(6,003,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-	(4,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	-	(461,012)

Effect of exchange rate changes on cash and cash equivalents	12,624	505,254

Net change in cash and cash equivalents	(1,199,210)	(5,962,992)
Cash and cash equivalents, beginning balance	2,186,650	10,992,141
Cash and cash equivalents, ending balance	$987,440	$5,029,149

SUPPLEMENTAL DISCLOSURES:
Cash paid during nine months for:
Income tax payments	$-	$479,258
Interest payments	$-	$12,342

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income

Balance, December 31, 2010	44,206,104	$44,206	$13,727,857	$2,155,609
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	350,000	350	374,650	-
Loss for the year	-	-	-	-
Balance, December 31, 2011	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	-	-	-	111,918
Stock-based compensation	-	-	-	-
Loss for the nine months	-	-	-	-
Balance, September 30, 2012	44,556,104	$44,556	$14,102,507	$3,150,176

Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2010	$810,540	$9,583,939	$(2,704,800)	$23,617,351
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	-	-	2,689,175	3,064,175
Loss for the year	-	(6,966,525)	-	(6,966,525)
Balance, December 31, 2011	810,540	2,617,414	(15,625)	20,597,650
Foreign currency translation adjustments	-	-	-	111,918
Stock-based compensation	-	-	15,625	15,625
Loss for the nine months	-	(5,818,013)	-	(5,818,013)
Balance, September 30, 2012	$810,540	$(3,200,599)	$-	$14,907,180

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,580,461 and $4,509,657 for the three months ended September 30, 2012 and 2011; incurred a net loss of $5,818,013 and $731,814 for the nine months ended September 30, 2012 and 2011. Further, the Company had accumulated deficit of $3,200,599 as at September 30, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 17). These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company's functional currency is the Chinese Yuan Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into United States Dollars (USD) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There were no contingencies at September 30, 2012 and December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2012 and December 31, 2011, cash and cash equivalents were mainly denominated in CNY and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable. The Company grants 90 days payment terms to all credit sales customers.

The accounting estimates regarding provision for doubtful accounts was changed during the fourth quarter in 2011. Bad debt expense increased as accounts receivable turnover increased over 300 days during the three and nine months ended September 30, 2012. Historically, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days. Provision for doubtful accounts is now estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

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

SEPTEMBER 30, 2012

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

Goodwill as of September 30, 2012 and December 31, 2011 were $nil.  Goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. During the year ended December 31, 2011, the Company recognized an impairment loss equal to the carrying amount of goodwill.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

There are two types of sales upon which revenue is recognized:

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

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations. For the three months ended September 30, 2012 and 2011, the Company incurred shipping charges of $nil and $25,187 respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred shipping charges of $983 and $71,352 respectively.

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

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three and nine months ended September 30, 2012 and 2011.

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

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the periods ended September 30, 2012. The reclassifications had no effect on previously reported net income.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11). Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods. The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

As of September 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of September 30, 2012 and December 31, 2011, other receivables were $799,494 and $118,254, respectively.

NOTE 4 - INVENTORIES

As at September 30, 2012 and December 31, 2011, inventories consist of the following:

	9/30/2012	12/31/2011
Raw materials	$275,058	$24,985
Consumables	1,123	-
Finished goods	386,739	152,948
Total	$662,920	$177,933

NOTE 5 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at September 30, 2012 and December 31, 2011 represent the following components:

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

	Payee	Nature	9/30/2012	12/31/2011
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$-	$3,853,110
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	2,522,071	1,129,402
Total			$2,522,071	$4,982,512

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, Property, Plant and Equipment consist of the following:

	9/30/2012	12/31/2011
Buildings	$568,953	$566,090
Plant and equipment	1,096,697	1,091,178
Transportation equipment	7,158	7,123
Office equipment	54,922	54,645
Total	1,727,730	1,719,036
Accumulated depreciation	(915,824)	(842,136)
	$811,906	$876,900

Depreciation expense for the three months ended September 30, 2012 and 2011 were $22,902 and $22,971, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 were $69,524 and $69,616, respectively.

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

	9/30/2012	12/31/2011
Land use right	$337,694	$335,995
Proprietary technologies	2,807,397	3,606,264
Total	3,145,091	3,942,259
Accumulated amortization	(1,633,273)	(2,232,490)
	$1,511,818	$1,709,769

Amortization expense for three months ended September 30, 2012 and 2011 were $68,875 and $67,935, respectively. Amortization expense for nine months ended September 30, 2012 and 2011 were $206,878 and $201,006, respectively.

The estimated future amortization expenses related to intangible asset as of September 30, 2012 are as follows:

Years ending December 31,
2012	$68,959
2013	275,836
2014	275,836
2015	275,836
2016	275,836
Thereafter	339,515
Total	$1,511,818

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 8 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

NOTE 9 - INCOME TAXES

The Company’s (loss) income before income taxes for the three and nine months ended September 30, 2012 and 2011 comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(Loss) Income before income taxes:	2012	2011	2012	2011
USA	$-	$241,250	$(9,693)	$5,762,500
Hong Kong	-	-	-	-
PRC	(3,580,461)	(4,750,907)	(5,808,320)	(6,293,489)
Total (loss) income from all tax jurisdictions	$(3,580,461)	$(4,509,657)	$(5,818,013)	$(530,989)

Provision for income taxes for all tax jurisdictions for the three and nine months ended September 30, 2012 and 2011 is as follows:

Provision for income taxes	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
USA	$-	$-	$-	$-
PRC	-	-	-	200,825
Total income tax expense from all tax jurisdiction	$-	$-	$-	$200,825

USA Income Taxes

The Company is registered in the State of Nevada and is subjected to USA tax law. The recognition of income tax at statutory rate to effective rate for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income (loss) before taxes from USA	$-	$241,250	$(9,693)	$5,762,500
Statutory tax rate	34%	34%	34%	34%
Income tax at statutory tax rate	-	82,025	(3,296)	1,959,250
Permanent tax difference due to derivative income		(82,025)	-	(1,959,250)
Increase in valuation allowance	-	-	3,296	-
Income tax expense at effective rate	$-	$-	$-	$-

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Provision for income taxes for the three and nine months ended September 30, 2012 and 2011 is reconciled as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income (loss) before taxes from PRC operations	$(3,580,461)	$(4,750,907)	$(5,808,320)	$(6,293,489)
Statutory tax rate	15%	15%	15%	15%
Income tax at statutory tax rate	(537,069)	(712,636)	(871,248)	(944,023)
Effects of permanent tax differences	-	712,636	2,344	1,144,848
Increase in valuation allowance	537,069	-	868,904	-
Income tax expense at effective rate	$-	$-	$-	$200,825

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring in 2016 and 2017.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at September 30, 2012 and December 31, 2011 were as follows:

	As at
	September 30,	December 31,
	2012	2011
USA	$3,400	$104
PRC	1,925,324	1,056,420
	1,928,724	1,056,524
Less: valuation allowance	(1,928,724)	(1,056,524)
Deferred income tax benefit, net of valuation allowance	$-	$-

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 9 - INCOME TAXES (CONT’D)

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of September 30, 2012 and December 31, 2011.

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

During the year ended December 31, 2011, the Company:

For the year ended December 31, 2011		Number of Shares	Value
i.	On February 16, 2011, the Company granted 175,000 shares of common stock to an employee, valued at $187,500 and $187,500 was expensed in March, 2011.	175,000	$187,500
ii.	On February 16, 2011, the Company granted 175,000 shares of common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $171,875 was expensed in the year ended December 31, 2011, and $15,625 is expensed during the nine months ended September 30, 2012.	175,000	187,500
	Total common shares issued during 2011	350,000	$375,000

As at September 30, 2012 and December 31, 2011, total issued and outstanding common stock was 44,556,104.

Stock based compensation

Include in sales, general and administrative expense were stock based compensation expense of $nil and $46,875 for the three months ended September 30, 2012 and 2011; and $15,625 and $3,017,300 for the nine months ended September 30, 2012 and 2011.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

		Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012
i.	On August 15, 2009, Kang Xiulan referred a public shell company (Lid Hair Studios International, Inc.) to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.	875,000	875,000
ii.	During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.	2,100,000	2,100,000
iii.	The Company also obtained certain public company sector services, including investor relations advisory services.	1,400,000	1,400,000
	Total warrants issued	4,375,000	4,375,000

The following is a summary of share purchase warrants information:

	Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012		Total
Outstanding, December 31, 2009	4,375,000	4,375,000		8,750,000
	-	-		-
Outstanding, December 31, 2010	4,375,000	4,375,000		8,750,000
Expired	(4,375,000)	(4,375,000)	*	(8,750,000)
Outstanding, December 31, 2011	-	-		-

* The piggy back warrants expired as the original warrants with an exercise price of $0.86, expired September 30, 2011 were not exercised.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at September 30, 2012 and December 31, 2011, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The consolidated balance sheets caption derivative liabilities consist of the Warrants, issued to consultants in connection with the merger and investor relations agreements during the year ended December 31, 2010.  These derivative financial instruments are indexed to an aggregate of 8,750,000 shares of the Company's common stock as of December 31, 2010, and were carried at fair value.  The following tabular presentations set forth information about the derivative instruments for the three and nine months ended September 30, 2012 and 2011, and as at September 30, 2012 and December 31, 2011:

	Three months ended September 30,		Nine months ended September 30,
Derivative income (expense)	2012	2011	2012	2011
Warrant derivative	$-	$241,250	$-	$5,762,500

As at
Liabilities	9/30/2012	12/31/2011
Warrant derivative	$-	$-

As at September 30, 2012 and December 31, 2011, all outstanding warrants have expired, thus were valued at $nil, the carrying amount of derivative liabilities was charged to derivative income in the consolidated statement of operations and comprehensive income.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Basic (loss) earnings per share

Net (loss)	$(3,580,461)	$(4,509,657)	$(5,818,013)	$(731,814)
Weighted average common shares outstanding - basic	44,556,104	44,556,104	44,556,104	44,496,407
Basic (loss) per share	$(0.08)	$(0.10)	$(0.13)	$(0.02)
Diluted (loss) earnings per share
Net (loss)	$(3,580,461)	(4,509,657)	(5,818,013)	(731,814)
Derivative income (note 12)	-	(241,250)	-	(5,762,500)
Adjusted net (loss) applicable to common share holders	(3,580,461)	(4,750,907)	(5,818,013)	(6,494,314)
Weighted average common shares outstanding	44,556,104	44,556,104	44,556,104	44,496,407
Weighted average effect of dilutive securities - warrants (note 10)	-	-	-	-
Weighted average common shares outstanding - diluted	44,556,104	44,556,104	44,556,104	44,496,407
Diluted (loss) per share	(0.08)	(0.11)	(0.13)	(0.15)

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

NOTE 15 - CONCENTRATION AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, three and five vendors, each accounted for more than 10% of accounts payable, totaling 66% and 80% respectively.

There was no customer that accounted for more than 10% total sales for the three months ended September 30, 2012 and 2011. Four and three vendors each accounted for more than 10% of purchases for the three months ended September 30, 2012 and 2011, totaling 69% and 81% respectively.

There was no customer that accounted for more than 10% total sales for the nine months ended September 30, 2012 and 2011. Three and four vendors each accounted for more than 10% of purchases for the nine months ended September 30, 2012 and 2011, totaling 66% and 61% respectively.

NOTE 16 – COMMITMENT

The Company is committed to pay $790,326 for advertising through October 2012.

NOTE 17 – CHAIRMAN FINANCIAL UNDERTAKING

On December 18, 2012, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

NOTE 18 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the September 30, 2012, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at September 30, 2012 and December 31, 2011, and results of operation of the Company for the three and nine months ended September 30, 2012, and 2011 should be read in conjunction with the interim consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value. We compare the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net sales

	Three Months Ended September 30,
	2012		2011
"Xianzhi" Series	$57,438	2.64%	$214,176	2.71%
"Cooer" Series	1,829,339	84.00%	6,973,353	88.39%
"Qiangsongling" Series	291,109	13.37%	702,208	8.90%
Total gross sales	$2,177,886	100.00%	$7,889,737	100.00%
(Sales Rebate)	(217,442)	(9.98%)	(1,384,649)	(17.55%)
Net sales	$1,960,444		$6,505,088

During the three months ended September 30, 2012, our gross sales have decreased by 72% to $2,177,886 from $7,889,737 for the three months ended September 30, 2011. The decrease was in parts due to increased competition and a general decrease in consumer demand in China during the three months ended September 30, 2012. For the three months ended September 30, 2012, our sales, net of sales rebates were $1,960,444 (9/30/2011: $6,505,088).

	Nine Months Ended September 30,
	2012		2011
"Xianzhi" Series	$326,920	2.18%	$868,750	3.77%
"Cooer" Series	12,932,489	86.11%	19,526,325	84.69%
"Qiangsongling" Series	1,758,461	11.71%	2,660,292	11.54%
Total gross sales	$15,017,870	100.00%	$23,055,367	100.00%
(Sales Rebate)	(2,062,393)	(13.73%)	(3,153,701)	(13.68%)
Net sales	$12,955,477		$19,901,666

During the nine months ended September 30, 2012, our gross sales have decreased by 35% to $15,017,870 from $23,055,367 for the nine months ended September 30, 2011. The decrease was in parts due to increased competition and a general decrease in consumer demand in China during the nine months ended September 30, 2012. For the nine months ended September 30, 2012, our sales, net of sales rebates were $12,955,477 (9/30/2011: $19,901,666).

During the three months ended September 30, 2012, we began implementing a new sales model, as well as engaged in aggressive advertising and marketing campaigns. It is now apparent that our planned sales model has not been successful because of our lack of expertise in certain areas of sales and marketing management. We are now re-examining the sales model and implementing corrective measures to improve sales.

Cost of sales

For the three months ended September 30, 2012 and 2011, our costs of sales were $981,490 and $3,705,012 respectively, representing a decrease of 74% or $2,723,522. This decrease is consistent with the decline in sales. During the three months ended September 30, 2012, our costs of sales were 45% (9/30/2011: 47%) of our gross sales.

For the nine months ended September 30, 2012 and 2011, our costs of sales were $7,894,782 and $10,455,484 respectively, representing a decrease of 24% or $2,560,702. During the nine months ended September 30, 2012, our costs of sales were 53% (9/30/2011: 45%) of our gross sales. There was a 21% increase in the unit costs of our products, which was due to increases in raw material, labor and OEM manufacturing costs. The decrease in our costs of sales is consistent with the decline in sales and increased unit costs.

Gross profit

Gross profit for the three months ended September 30, 2012 and 2011 were $978,954 and $2,800,076, respectively. The decrease was due to lower sales volume.

Gross profit for the nine months ended September 30, 2012 and 2011 were $5,060,695 and $9,446,182, respectively. The decrease was due to lower sales volume and high unit costs.

Advertising expense

During the three months ended September 30, 2012, we incurred $947,859 (9/30/2011: $2,525,678) of advertising expense. During the nine months ended September 30, 2012, we incurred $3,877,809 (9/30/2011: $5,984,090) of advertising expense. We started several advertising campaigns by placing commercials with several television stations.

Marketing expense

During the three and nine months ended September 30, 2011, we started an aggressive marketing campaign in anticipation of the implementation of our new sales model. We incurred $3,724,681 in marketing expense during the three and nine months ended September 30, 2011. We did not incur any marketing expense during the three and nine months ended September 30, 2012.

Impairment loss on accounts receivables

Bad debt expense was $2,900,192 and $4,132,574 for the three and nine months ended September 30, 2012 as compared to $nil for the three and nine months ended September 30, 2011.

We changed our accounting estimates regarding provision for doubtful accounts during the fourth quarter in 2011. Bad debt expense increased as accounts receivable turnover increased over 300 days during the three and nine months ended September 30, 2012. Historically, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days. Provision for doubtful accounts is now estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the three and nine months ended September 30, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

The following table illustrates components of selling, general and administrative expenses:

	Three months ended September 30,		Change
Selling, general and administrative expenses	2012	2011	Amount	%
Salaries, wages and benefits	368,682	349,852	18,830	5%
Sales commission	127,400	461,055	(333,655)	(72%)
Stock based compensation	-	46,875	(46,875)	(100%)
Other selling, general and administrative expenses	215,250	448,869	(233,619)	(52%)
Total	$711,332	$1,306,651	$(595,319)	(46%)

Total selling, general and administrative expenses decreased by 44% to $711,332 (9/30/2011: $1,306,651) for the three months ended September 30, 2012. It represents 33% (9/30/2011: 17%) of our sales before sales rebate, and 36% (9/30/2011: 20%) of our net sales for the three months ended September 30, 2012.

Salaries, wages and benefits remains relative the same.

Sales commission decrease is consistent with the decrease in gross sales. Sales commissions were 6% of sales before sales rebates for the three months ended September 30, 2012 and 2011.

Stock based compensation is a non-cash expense that is recognized as we amortized the fair value of stock purchase options on the date that it was granted.

The decrease in other selling, general and administrative is attributable to decreased administrative activities as a result of the decline in sales.

	Nine months ended September 30,		Change
Selling, general and administrative expenses	2012	2011	Amount	%
Salaries, wages and benefits	1,174,620	632,632	541,988	86%
Sales commission	889,576	1,267,339	(377,763)	(30%)
Stock based compensation	15,625	3,017,300	(3,001,675)	(99%)
Other selling, general and administrative expenses	788,337	1,089,011	(300,674)	(28%)
Total	$2,868,158	$6,006,282	$(3,138,124)	(52%)

Total selling, general and administrative expenses decreased by 52% to $2,868,158 (9/30/2011: $6,006,282) for the nine months ended September 30, 2012. It represents 19% (9/30/2011: 26%) of our sales before sales rebate, and 22% (9/30/2011: 30%) of our net sales for the nine months ended September 30, 2012.

Salaries, wages and benefits increased as a result of the expansion of our sales network by increasing sales employees. As at September 30, 2012, we have over 400 (9/30/2011: 200) employees.

Sales commission decrease is consistent with the decrease in gross sales. Sales commissions were 6% and 5% of sales before sales rebates for the nine months ended September 30, 2012 and 2011.

Stock based compensation is a non-cash expense that is recognized as we amortized the fair value of stock purchase options on the date that it was granted.

The decrease in other selling, general and administrative is attributable to decreased administrative activities as a result of the decline in sales.

Other income (expense)

Other income (expense) consists mostly of derivative income for the three and nine months ended September 30, 2011. Derivative income is a non-cash gain that is recognized when there was a change in fair value in share purchase warrants that we issued to consultants to purchase our common shares. The issuance of share purchase warrants was originally recorded as derivative liability based upon the fair value of the share purchase warrants at the issuance date. No derivative income was recognized during the three and nine months ended September 30, 2012 as all warrants have expired during the year ended December 31, 2011.

Net income (loss)

For the three months ended September 30, 2012, our net loss was $3,580,461 (9/30/2011: $4,509,657). Net loss for the three months ended September 30, 2012 was mainly attributable to decreased sales volume, and the recognition of impairment loss on accounts receivables. Net loss for the three months ended September 30, 2011 was mainly attributable to expenses related to marketing activities.

For the nine months ended September 30, 2012, our net loss was $5,818,013 (9/30/2011: $731,814). Net loss for the nine months ended September 30, 2012 was mainly attributable to decreased sales volume, and the recognition of impairment loss on accounts receivables. Net loss for the nine months ended September 30, 2011 was also attributable to expenses related to marketing activities offset by recognition of derivative income.

Liquidity and Capital Resources

As at September 30, 2012, we have cash and cash equivalents of $987,440 (12/31/2011: $2,186,650) and net working capital of $12,583,456 (12/31/2011: $18,010,981). We incurred a net loss of $3,580,461 and $4,509,657 for the three months ended September 30, 2012 and 2011; incurred a net loss of $5,818,013 and $731,814 for the nine months ended September 30, 2012 and 2011. Further, we had accumulated deficit of $3,200,599 as at September 30, 2012. These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months. In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

Cash flows from operating activities

During the nine months ended September 30, 2012, net cash used in operating activities was $1,211,834 (9/30/2011: $6,003,067). Significant changes to our working capital include decrease in prepaid expense as well as increase in accounts receivable, inventories and other receivables.

Contractual Obligations

We are committed to pay $790,326 for advertising through October 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of September 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: December 18, 2012	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: December 18, 2012
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)