Form 10-K
period 2012-12-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2013-04-16
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☑

As of December 31, 2012 and March 31, 2013, there were 44,556,104 and 44,556,104 shares of registrant’s common stock outstanding, respectively. The registrant effectuated a 3.5 for 1 forward stock split on February 29, 2012.

The aggregate market value of the voting and non-voting stock (26,523,439 shares of common stock) held by non-affiliates of the registrant, as of March 12, 2013, was approximately$ 1,856,641, computed by reference to the last reported sale price of $0.07 per share on March 28, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

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

As described below, on August 4, 2008, a Management Entrustment Agreement (was entered into between Xi’an Coova and Shaanxi Jiali, which effectively gives China Children Pharmaceuticals, by way of Xi’an Coova, control over the operations and business of Shaanxi Jiali through Xi’an Coova. Pursuant to the Entrustment Management Agreement, China Children Pharmaceuticals shall receive all net profits and assume all operational losses of Shaanxi Jiali through Xi’an Coova.

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

We distribute our high value, branded medicines, both OTC and prescription, through “Level One Sales Distributors” who sell our products directly to local pharmacies who in turn sell them to their retail customers.

Principal Products

In the fiscal year ended December 31, 2012, our revenues were principally derived from sales of 26 products listed below, of which 7 products are adult Western medicine products and 19 are finished pediatric TCM products. We have SFDA approval for all medicines that we market. Detailed information is provided in the table of products below.

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

Marketing and Sales

Shaanxi Jialis high value branded prescription and OTC medicines are distributed through the following distribution channel:  Pharmaceutical Manufacturer (Shaanxi Jiali) - Level One Sales Distributors - Pharmacies - Patients.

During the year ended December 31, 2011, the Company changed its sales distribution model from one that relied on distributors that were given exclusive sales territories to the “Level One Sales Distributors” model.  The Company believes that sales through the Level One Sales Distributor model minimizes the Company’s need to maintain a large direct sales force.

Level One Sales Distributors

Level One Sales Distributors are not given exclusive sales and distribution rights in any geographical region, and there may be more than one Level One Sales Distributors in a geographical region.  These Level One Sales Distributors received 10% commission from January to March 2012, and 15% commission and from April to December 2012.  On December 31, 2012, the Company had a network of 29 Level One Sales Distributors, covering 16 provinces throughout China (December 31, 2011: 24 Level One Sales Distributors covering 13 provinces).

Special Marketing Initiatives

Cooers Brand Initiative.   Shaanxi Jiali intends to further develop the series of products based on the Cooers Brand and designed to target the pediatric medicine market. These products will be sold to Level One Sales Distributors, who in turn distribute to local pharmacies. In addition, we are planning to enlarge our own sales team and promote our Cooer brand.

Quality Control

Our production facilities are designed and maintained with a view towards conforming to good practice standards. To comply with GMP operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our Quality Control department is responsible for maintaining quality standards throughout the production process. Quality Control executes the following functions:

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

\

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

In the short term, we believe that our competitive advantages will be difficult to be surpassed: unlike our competitors, we concentrate the majority of our R&D, sales, and manufacturing efforts on the pediatric pharmaceutical market. In addition, our chairman is the managing director of Shaanxi Pharmaceutical Association in China, thus enabling us to make full use of the R&D resources of Shaanxi province by teaming with reputable R&D partners, such as the Shaanxi Research Institution of Chinese Traditional Medicines. We believe that we have strong manufacturing capabilities, both through our in-house production and utilization of OEM partners to fulfill our manufacturing requirements. We have also established a sales network with 29 Level One Sales Distributors covering 16 provinces.

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

Customers

In year 2011, we entered contracts with “Level One Sales Distributors”. These Level One Sales Distributors are not given exclusive sales and distribution rights in any geographical region, and there may be more than one Level One Sales Distributors in a geographical region. From January to June 2011, the Level One Sales Distributors received 10% commission, and from July to December 2011, these Level One Sales Distributors received 15% commission. As of December 31, 2011, we had 24 Level One Sales Distributors in 13 provinces.

In year 2012, we renew and entered more contracts with “Level One Sales Distributors”. From January March 2012, the Level One Sales Distributors received 10% commission and from April to December 2012, the Level One Sales Distributors received 15% commission. As of December 31, 2012, we had 29 Level One Sales Distributors in 16 provinces.

 The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2012 are as follows:

	Customer Name	% of Sales
1	Hunan Jiuwang Medicine Co., Limited	7%
2	Zhengzhou Tianhe Medicine Co., Limited	6%
3	Dongbei Pharmacy Group Supply Co., Limited	6%
4	Wuhan Yishi Medicine Co., Limited	6%
5	Hubei Maoyuan Medicine Co., Limited	6%

The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2011 are as follows:

	Customer Name	% of Sales
1	Shandong Yaoshan Pharmaceuticals Co., Ltd.	7%
2	Sichuan Kelun Pharmaceuticals Trading Co., Ltd.	6%
3	Hunan Jiuwang Pharmaceuticals Co., Ltd	6%
4	Jiangsu Yabang Pharmaceuticals Distribution Center Co., Ltd.	5%
5	Xi’an Zaolutang Kushidai	5%

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

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2012 are as follows:

	Supplier	Type of Raw Material Purchased	% of Raw Material Costs
1	Shaanxi Huangyi Technology Printing Co., Ltd	Packaging materials such as cartons, boxes and instruction books	25.09%
2	Shaanxi Aokesen Laboratory Co., Ltd	Excipients/nonactive ingredients	8.31%
3	Xianyang Wenhui Printing Co.Ltd	Packaging materials such as cartons, boxes and instruction books	5.53%
4	Baoji Meixian Lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Active TCM ingredients	3.88%
5	Baoji Weixin Tangye Wholesale Shop	Sugar, Amylum	2.05%

The five largest suppliers of Shaanxi Jiali in the fiscal year ended December 31, 2011 are as follows:

	Supplier	Type of Raw Material Purchased	% of Raw Material Costs
1	Shaanxi Huangyi Technology Printing Co., Ltd	Packaging materials such as cartons, boxes and instruction books	17.25%
2	Baoji Meixian Lvyuan Chinese Herbal Medicine Planting and R&D Co., Ltd	Active TCM ingredients	8.34%
3	Shaanxi Aokesen Laboratory Co., Ltd	Excipients/nonactive ingredients	6.55%
4	Xianyang Wenhui Printing Co.Ltd	Packaging materials such as cartons, boxes and instruction books	6.50%
5	Baoji Weixin Sugar Wholesale Shop	Sugar, Amylum	2.81%

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

Shaanxi Jiali’s in-house Research & Development department coordinates and supervises the contract based outsourced R&D processes. Shaanxi Jiali’s Research & Development had a staff of five during the years ended December 31, 2012 and 2011.

We did not obtain any certificates or approvals of drug production for any new drug batches during the fiscal year ended December 31, 2012. However, we expect to develop additional new drugs in 2013.

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

Employees

We have approximately 135 full-time employees, including 18 in management and administration, 66 in sales, marketing and distribution, 51 in production and quality control, and five in research and development. Our employees are neither unionized nor represented by a labor group for purposes of collective bargaining. We have good employee relations with little turnover in staff.

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

We have no equity ownership interest in Shaanxi Jiali. Our ability to control Shaanxi Jiali and consolidate its financial results is through a series of contractual agreements between Shaanxi Jiali and our wholly-owned subsidiary Xi’an Coova. The management of Shaanxi Jiali is an affiliate of us and of Xi’an Coova and the stockholders of Shaanxi Jiali are also our shareholders. Thus the Management Entrustment Agreement was not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Mr. Xia, our CEO and Chairman, holds approximately 35% of the shares of Shaanxi Jiali and approximately 19.25% of our common stock.  The Management Entrustment Agreement may be terminated upon the termination of the business of Shaanxi Jiali or upon the date upon which Xi’an Coova completes the acquisition of Shaanxi Jiali. Any other termination would be a breach of the agreement. While the Company has been advised by its PRC counsel that the Management Entrustment Agreement is legal and enforceable under PRC law, these affiliates control the parties to the Management Entrustment Agreement and it could be possible for them to cause Shaanxi Jiali to breach the Management Entrustment Agreement and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Shaanxi Jiali decides to breach the Management Entrustment Agreement, the risk of loss of the affiliated shareholders of Shaanxi Jiali could be lower than unaffiliated investors and the interests of the management and shareholders of Shaanxi Jiali would be in conflict with the interest of our other stockholders.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2012, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

For the years ended December 31, 2012 and 2011, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions.  As at December 31, 2012, $1 = 6.3086 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Shaanxi Jiali’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Shaanxi Jiali’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 25% appreciation of the Renminbi against the U.S. dollar since the change in policy. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Headquarters and Administration Offices

Shaanxi Jiali currently leases approximately 2,300 square feet of premium office space at the Room 403, Block H, NO.1 Building of Qujiang Conference & Exhibition International, Yanta District, Xi’an City, Shaanxi, PRC, for the purposes of accommodating the company’s executive and administration staff.  The annual lease expense is RMB 108,000 which equals approximately $17,111.

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

The range of high and low bid quotations by quarter from January 1, 2011 through December 31, 2012 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2012 to December 31, 2012	0.08	0.02
July 1, 2012 to September 30, 2012	0.18	0.08
April 1, 2012to June 30, 2012	0.25	0.10
January 1, 2012 to March 31, 2012	0.51	0.09
October 1, 2011 to December 31, 2011	0.20	0.03
July 1, 2011 to September 30, 2011	0.29	0.07
April 1, 2011to June 30, 2011	1.00	0.16
January 1, 2011 to March 31, 2011	1.24	0.43

On April 12, 2013, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $ 0.07 per share. On April 15, 2013, there were approximately 1,372 holders of record of our common stock not including the shareholders whose shares are held under “street name”.

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

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at December 31, 2012 and 2011, and results of operation of the Company for the years then ended should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Annual Report.

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

Results of Operations for the years ended December 31, 2012 and 2011

Net sales

	Year Ended December 31,
	2012		2011
"Xianzhi" Series	$475,953	2.9%	$1,242,387	3.9%
"Cooer" Series	13,997,787	85.4%	27,208,887	84.6%
"Qiangsongling" Series	1,917,962	11.7%	3,702,557	11.5%
Total gross sales	$16,391,702	100.0%	$32,153,831	100.0%
(Sales Rebate)	(2,223,441)	(13.6%)	(4,738,745)	(14.7%)
Net sales	$14,168,261		$27,415,086

During the year ended December 31, 2012, our gross sales have decreased by 49% to $16,391,702 from $32,153,831 for the year ended December 31, 2011. The decrease was in parts due to increased competition and a general decrease in consumer demand in China during the year ended December 31, 2012. For year ended December 31, 2012, our sales, net of sales rebates were $14,168,261 as compared to $27,415,086 for the year ended December 31, 2011.

We began implementing a new sales model in the 3rd quarter of 2011. We were also engaged in aggressive advertising campaigns in the year ended December 31, 2011. Our sales has decline over the last four quarters. It is now apparent that our planned sales model has not been successful because i) lack of expertise in certain areas of sales and marketing management; and ii) scarce economic resources have not been properly utilized in time as substantial advertising expenses had been incurred but competent sales team staff was not there. We are now re-examining the sales model and implementing corrective measures to improve sales.

Cost of sales

For the years ended December 31, 2012 and 2011, our costs of sales were $8,895,024 and $15,082,175 respectively, representing a decrease of 41% or $6,187,151. This decrease is mainly because of the decline in sales. During the year ended December 31, 2012, our costs of sales were 54% of our gross sales, as compared to 47% for the year ended December 31, 2011. The increase in cost margin is due to increase in the unit costs of our products, as results of increases in raw material, labour and OEM manufacturing costs.

Gross profit

Gross profit for the years ended December 31, 2012 and 2011 were $5,273,237 and $12,332,911, respectively. The decrease was due to lower sales volume and higher unit costs of our products.

Advertising expense

During the years ended December 31, 2012 and 2011, we incurred $4,935,357 and $7,809,078 as advertising expense. We started several advertising campaigns by placing commercials with several television stations.

Marketing expense

During the year ended December 31, 2011, we started an aggressive marketing campaign in anticipation of the implementation of our new sales model, and incurred $4,398,984. We did not incur any marketing expense during the year ended December 31, 2012.

Impairment loss on accounts receivables

Bad debt expense was $5,760,014 and $2,006,615 for the years ended December 31, 2012 and 2011.

We changed our accounting estimates regarding provision for doubtful accounts during the fourth quarter in 2011. Bad debt expense increased as accounts receivable turnover increased over 300 days during the year ended December 31, 2012. Prior to the year 2011, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days. Provision for doubtful accounts is now estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the year ended December 31, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

Total selling, general and administrative expenses includes stock based compensation, salaries and wages, sales commission and other selling, general and administrative expenses. It decreased by 55% to $3,730,024 for the year ended December 31, 2012 from $8,209,359 for the year ended December 31, 2011, and represents 23% and 26%, respectively, of our sales before sales rebate. We recognized $15,625 and $3,064,175 as stock based compensation expenses for the years ended December 31, 2012 and 2011, respectively. The decrease in salary and wages, sales commission, and other selling, general and administrative expenses were consistent with the decrease of our sales.

Other income (expense)

Other income (expense) consists mostly of derivative income year ended December 31, 2011. Derivative income is a non-cash gain that is recognized when there was a change in fair value in share purchase warrants that we issued to consultants to purchase our common shares. The issuance of share purchase warrants was originally recorded as derivative liability based upon the fair value of the share purchase warrants at the issuance date. No derivative income was recognized during the year ended December 31, 2012 as all warrants have expired during the year ended December 31, 2011.

Liquidity and Capital Resources

As at December 31, 2012, we have cash and cash equivalents of $1,102,349 (2011: $2,186,650) and net working capital of $9,381,013 (2011: $18,010,981). We incurred a net loss of $9,152,318 and $6,966,525 for the years ended December 31, 2012 and 2011. Further, we had accumulated deficit of $6,534,094 as at December 31, 2012. These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months. In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

Cash flows from operating activities

During the year ended December 31, 2012, net cash used in operating activities was $1,076,648. This is due to our net loss of $9,152,318, adjusted for non-cash expenses, which includes depreciation and amortization of $368,502, provision for doubtful accounts of $5,760,014, write down of obsolete inventories of $340,581, write down of advance to suppliers of $483,653 and stock based compensation of $15,625, offset by a net increase in working capital of $1,107,295.

Contractual Obligations

We are committed to pay $1,109,034 for advertising through December, 2013.

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

None

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our independent registered public accounting firm Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2011 are set forth below:

NAME	AGE	POSITION
Jun Xia	40	Chairman, Chief Executive Officer, and President
Minggang Xiao	31	Director, Chief Financial Officer
Wanxiang Li	71	Independent Director
Nanjing Lin	74	Independent Director
Xaioying Zhang	33	Independent Director

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

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to China Pediatric Pharmaceuticals, Inc., c/o Corporate Secretary, Room 403, Block H, NO.1 Building of Qujiang Conference & Exhibition International, Yanta District, Xi’an City, Shaanxi, PRC 710061, or emailing to office@jialipharma.com.  At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

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

Item 11.          Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2012 and 2011 by each person who served as chief executive officer during 2012 and 2011.  No officer received compensation of $100,000 or more during 2012 or 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total Compensation ($)
Jun Xia	2012	19,047						19,047
CEO and Director(1)	2011	15,470	3,094					18,564

Minggang Xiao	2012	13,333						13,333
CFO and Director (2)	2011	7,425	3,094					10,519

(1)	Jun Xia was appointed as our Chief Executive Officer on September 30, 2009.
(2)	Minggang Xiao was appointed our Chief Financial Officer on September 30, 2009.

Employment Agreements

On September 30, 2011, we entered into a two year Employment Agreement with Jun Xia to serve as our Chief Executive Officer. The agreement provides for an annual salary of USD$19,047and an annual bonus of up to 50% of the executive’s annual salary.

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

There were no option exercises or options outstanding in fiscal year of 2012.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of March 31, 2013.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (3)
Owners of More than 5% of Class
Common Stock	Yangling Bodisen Biotech Development, Inc. (4) North part of Xinqiao Road,Yangling Agricultural High-tech Industries Demonstration Zone, Shaanxi 712100, P.R.C.	7,065,065	15.86%

Common Stock	Broad Rescuers Investments (Global) Limited P.O. Box 957, Offshore Incorporation Center Road Town Tortola British Virgin Islands, BRISTISH	2,380,000	5.34%

Directors and Executive Officers

Common Stock	Jun Xia (5) CEO and Chairman	8,575,000	19.25%

Common Stock	Minggang Xiao Chief Financial Officer	12,250	0.03%

Common Stock	Wanxiang Li Director No.119 South Cuihua Road , Xi’an City, Shaanxi Province	0	0%

Common Stock	Nanjing Lin Director Unit 1,Building17, Zhui hui Cheng Community, No.169 Ziwu Dadao,Chang'an District, Xi'an City, Shaanxi Province, 710062	0	0%

Common Stock	Xiaoying Zhang Director No. 17 Labor Road Lianhu District, Xi'an City, Shaanxi Province	350	0.00%

All Directors and Executive Officers as a Group (5 persons)		8,587,600	19.27%

*Represents less than 1% of the issued and outstanding shares of the Company’s common stock.

(1)  Except as otherwise indicated, the address of each beneficial owner is c/o China Pediatric Pharmaceuticals, Inc., Room 403, Block H, NO.1 Building of Qujiang Conference & Exhibition International, Yanta District, Xi’an City, Shaanxi, PRC 710061.

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

(3) Percentage based on 44,556,104 shares of common stock outstanding as of March 31, 2013.

(4) Bo Chen, the chief executive officer of Yangling Bodisen Biotech Development, Inc., has sole power to vote and dispose of the shares held by Yangling Bodisen Biotech Development, Inc.

(5) The shares deemed to be beneficially owned by Jun Xia, the Company’s chief executive officer, include 2,450,000 shares of common stock held by Mr. Xia and 280,000 shares of common stock held by Tianqiu Xia, Mr. Xia’s father.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since the beginning of the fiscal year preceding our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.          Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $64,000 and $61,900, respectively.

Audit Related Fees. We did not incur fees to our independent auditors for audit related fees during the fiscal years ended December 31, 2012 and 2011.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended December 31, 2012 and 2011.

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

Date:  April 16, 2013

CHINA PEDIATRIC PHARMACEUTICALS, INC.

By:	/s/ Jun Xia
Jun Xia
Chief Executive Officer

By:	/s/ Minggang Xiao
Minggang Xiao
Chief Financial Officer

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Pediatric Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Pediatric Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2012.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pediatric Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $9,152,318 for the year ended December 31, 2012 and has accumulated deficit of $6,534,904 at December 31, 2012. These matters are discussed on page F-6, under the note “Going Concern”, that raises substantial doubt about the Company’s ability to continue as a going concern. Financial support from the Company’s Chairman in regard to these matters is described in that note. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

April 13, 2013

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$1,102,349	$2,186,650
Accounts receivable, net of provision for doubtful accounts of $7,818,798 (December 31,2011: $2,039,909)	4,673,315	11,946,588
Other receivable (note 3)	140,760	118,254
Inventories (note 4)	472,274	177,933
Prepaid expenses (note 5)	3,270,543	4,982,512
Prepaid income taxes	209,637	207,992
VAT tax refundable	12,183	—
Total Current Assets	$9,881,061	$19,619,929

Property, plant and equipment, net (note 6)	791,405	876,900
Intangible assets, net (note 7)	1,447,046	1,709,769

Total Assets	$12,119,512	$22,206,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$84,373	$314,696
Accrued expenses and other payables	408,838	868,812
Trade deposit received	6,837	6,783
VAT tax payable	—	418,657
Total Current Liabilities	$500,048	$1,608,948

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at December 31, 2012 and 2011 (note 10)	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Deferred compensation	—	(15,625)
Statutory reserve (note 11)	810,540	810,540
Accumulated other comprehensive income	3,196,765	3,038,258
Accumulated (deficit) retained earnings	(6,534,904)	2,617,414
Total Stockholders' Equity	$11,619,464	$20,597,650

Total Liabilities and Stockholders' Equity	$12,119,512	$22,206,598

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2012	2011

Sales	$16,391,702	$32,153,831
Sales rebates	(2,223,441)	(4,738,745)
Sales, net of rebates	14,168,261	27,415,086
Cost of sales	8,895,024	15,082,175
Gross profit	5,273,237	12,332,911

Advertising expense	4,935,357	7,809,078
Marketing expense	—	4,389,984
Impairment loss on accounts receivables	5,760,014	2,006,615
Selling, general and administrative expense	3,730,024	8,209,359
Research and development expense	—	1,856,436
Impairment of goodwill	—	765,305
(Loss) from operations	(9,152,158)	(12,703,866)

Interest income (expense)	(160)	(10,422)
Other income (expense)	—	(14,737)
Derivative income (expense)	—	5,762,500
Total Other (Expense) Income	(160)	5,737,341

(Loss) before income taxes	(9,152,318)	(6,966,525)

Provision for income taxes (note 9)	—	—

Net (loss)	$(9,152,318)	(6,966,525)

Foreign currency translation adjustment	158,507	882,649

Comprehensive (loss) income	$(8,993,811)	$(6,083,876)

Net (loss) income per common share (note 13)
(Loss) per share - basic	$(0.21)	$(0.16)
(Loss) per share - diluted	(0.21)	(0.16)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,510,940

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,152,318)	$(6,966,525)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	368,502	362,402
Provision for doubtful accounts	5,760,014	2,006,615
Write down of obsolete inventory	340,581	—
Write down due to impairment of advance to suppliers	483,653	—
Recognition of prepaid research and development expense	—	1,856,436
Write down due to impairment of goodwill	—	765,305
Recognition of stock based compensation expense	15,625	3,064,175
Recognition of change in value of derivative instruments	—	(5,762,500)
(Increase) decrease in current assets
Accounts receivable	1,604,252	(5,391,967)
Inventory	(633,375)	2,693,853
Prepaid expense	1,266,894	(403,821)
Other receivable	(21,560)	(45,971)
Prepaid income taxes	—	(204,598)
Increase (decrease) in current liabilities
Accounts payable	(232,702)	(89,379)
Accrued expenses and other payables	(466,624)	(364,455)
Value-added tax payable	(409,590)	135,085
Income tax payable	—	(291,275)
Net cash (used in) operating activities	(1,076,648)	(8,636,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	—	(4,736)
Repayment of loan	—	(464,109)
Net cash (used in) investing activities	—	(468,845)

Effect of exchange rate changes on cash and cash equivalents	(7,653)	299,974

Net change in cash and cash equivalents	(1,084,301)	(8,805,491)
Cash and cash equivalents, beginning balance	2,186,650	10,992,141
Cash and cash equivalents, ending balance	$1,102,349	$2,186,650

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$492,755
Interest payments	$—	$24,580

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income

Balance, December 31, 2010	44,206,104	$44,206	$13,727,857	$2,155,609
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	350,000	350	374,650	-
Loss for the year	-	-	-	-
Balance, December 31, 2011	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	-	-	-	158,507
Stock-based compensation	-	-	-	-
Loss for the year	-	-	-	-
Balance, December 31, 2012	44,556,104	$44,556	$14,102,507	$3,196,765

Description	Statutory Reserves	Retained Earnings / Accumulated (deficit)	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2010	$810,540	$9,583,939	$(2,704,800)	$23,617,351
Foreign currency translation adjustments	-	-	-	882,649
Stock-based compensation	-	-	2,689,175	3,064,175
Loss for the year	-	(6,966,525)	-	(6,966,525)
Balance, December 31, 2011	810,540	2,617,414	(15,625)	20,597,650
Foreign currency translation adjustments	-	-	-	158,507
Stock-based compensation	-	-	15,625	15,625
Loss for the year	-	(9,152,318)	-	(9,152,318)
Balance, December 31, 2012	$810,540	$(6,534,904)	$-	$11,619,464

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $9,152,318 and $6,966,525 for the years ended December 31, 2012 and 2011. Further, the Company had accumulated deficit of $6,534,904 as at December 31, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 17). These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company's functional currency is the Chinese Yuan (“Renminbi”, “RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar.  The Company’s operation in China uses RMB as its functional currency.  The financial statements of the subsidiary are translated into United States Dollars (USD) in accordance with ASC 830, “Foreign Currency Matters”.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance ASC 220, “Comprehensive Income”.  Foreign exchange transaction gains and losses are reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There were no contingencies at December 31, 2012 and 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2012 and 2011, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

Accounts Receivable

Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable. The Company grants 90 days payment terms to all credit sales customers.

The accounting estimates regarding provision for doubtful accounts was changed during the fourth quarter in 2011. Bad debt expense increased as accounts receivable turnover increased over 330 days during the year ended December 31, 2012. Prior to the year 2011, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days. Provision for doubtful accounts is now estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

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

Goodwill as of December 31, 2012 and 2011 were $nil.  Goodwill was arisen from acquisition of assets and liabilities of Baoji facility in fiscal year 2000. During the year ended December 31, 2011, the Company recognized an impairment loss equal to the carrying amount of goodwill.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no significant impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing, costs of direct advertising.  The Company expenses all advertising costs as incurred.   For the years ended December 31, 2012 and 2011, the Company incurred advertising expenses of $4,935,357 and $7,809,078, respectively.

Customer Rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations. For the years ended December 31, 2012 and 2011, the Company incurred shipping charges of $954 and $75,514 respectively.

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

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the years ended December 31, 2012 and 2011.

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

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the periods ended December 31, 2012. The reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”). Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods. The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

As of December 31, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of December 31, 2012 and 2011, other receivables were $140,760 and $118,254, respectively.

NOTE 4 - INVENTORIES

As at December 31, 2012 and 2011, inventories consist of the following:

	12/31/2012	12/31/2011
Raw materials	$218,019	$24,985
Finished goods	594,998	152,948
Provision for obsolesces	(340,743)	-
Total	$472,274	$177,933

NOTE 5 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at December 31, 2012 and 2011 represent the following components:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Payee	Nature	12/31/2012	12/31/2011
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$1,862,537	$3,853,110
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	1,408,006	1,129,402
Total			$3,270,543	$4,982,512

During the year ended December 31, 2012 and 2011, the Company recognize an impairment loss of $483,653 and $Nil, respectively on advances to certain suppliers.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2012 and 2011, Property, Plant and Equipment consist of the following:

	12/31/2012	12/31/2011
Buildings	$570,568	$566,090
Plant and equipment	1,099,809	1,091,178
Transportation equipment	7,179	7,123
Office equipment	55,077	54,645
Total	1,732,633	1,719,036
Accumulated depreciation	(941,228)	(842,136)
	$791,405	$876,900

Depreciation expense for the years ended December 31, 2012 and 2011 were $92,387 and $92,797, respectively.

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

	12/31/2012	12/31/2011
Land use right	$338,652	$335,995
Proprietary technologies	2,815,363	3,606,264
Total	3,154,015	3,942,259
Accumulated amortization	(1,706,969)	(2,232,490)
	$1,447,046	$1,709,769

Amortization expense for the years ended December 31, 2012 and 2011 were $269,345 and $269,605, respectively.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expenses related to intangible asset as of December 31, 2012 are as follows:

Years ending December 31,
2013	$276,115
2014	276,115
2015	276,115
2016	276,115
2017	276,115
Thereafter	66,471
Total	$1,447,046

 NOTE 8 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

NOTE 9 - INCOME TAXES

The Company’s (loss) income before income taxes for the years ended December 31, 2012 and 2011 comprised of the following:

	Year ended December 31,
(Loss) Income before income taxes:	2012	2011
USA	$(9,693)	$5,762,194
Hong Kong	—	(8)
PRC	(9,142,625)	(12,728,711)
Total (loss) income from all tax jurisdictions	$(9,152,318)	$(6,966,525)

Provision for income taxes for all tax jurisdictions for the years ended December 31, 2012 and 2011 is as follows:

Year ended December 31,
Provision for income taxes	2012	2011
USA	$—	$—
PRC	—	—
Total income tax expense from all tax jurisdiction	$—	$—

USA Income Taxes

The Company is registered in the State of Nevada and is subjected to USA tax law. The recognition of income tax at statutory rate to effective rate for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011
Income (loss) before taxes from USA	$(9,693)	$5,762,194
Statutory tax rate	34%	34%
Income tax at statutory tax rate	(3,296)	1,959,146
Permanent tax difference due to derivative income	—	(1,959,250)
Increase in valuation allowance	3,296	104
Income tax expense at effective rate	$—	$—

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC Income Taxes

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007. Since 2008, the Company’s China operation is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.  However, in the year 2011, due to its “High Technology Business” status, the National Tax Bureau in Xi’an High-Tech Industries Development Zone granted Shaanxi Jiali a reduced tax rate of 15% as long as Shaanxi Jiali meets the high-tech enterprise qualification.

Provision for income taxes for the years ended December 31, 2012 and 2011 is reconciled as follows:

	Year ended December 31,
	2012	2011
Income (loss) before taxes from PRC operations	$(9,142,625)	$(12,728,711)
Statutory tax rate	25%	15%
Income tax at statutory tax rate	(2,285,656)	(1,909,307)
Effects of permanent tax differences	3,906	852,887
Increase in valuation allowance	2,281,750	1,056,420
Income tax expense at effective rate	$—	$—

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring in 2016 and 2017.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at December 31, 2012 and 2011 were as follows:

	As at
	December 31,	December 31,
	2012	2011
USA	$3,400	$104
PRC	3,338,170	1,056,420
	3,341,570	1,056,524
Less: valuation allowance	(3,341,570)	(1,056,524)
Deferred income tax benefit, net of valuation allowance	$—	$—

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

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant. Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2012.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2011, the Company:

For the year ended December 31, 2011		Number of Shares	Value
i.	On February 16, 2011, the Company granted 175,000 shares of common stock to an employee, valued at $187,500 and $187,500 was expensed in March, 2011.	175,000	$187,500
ii.	On February 16, 2011, the Company granted 175,000 shares of common stock to a consulting company in consideration for providing the Company and its affiliates consulting services over the next year. Total stock base compensation was valued at $187,500, $171,875 was expensed in the year ended December 31, 2011, and $15,625 is expensed during the year ended December 31, 2012.	175,000	187,500
	Total common shares issued during 2011	350,000	$375,000

The Company did not issue any common stock during the year ended December 31, 2012. As at December 31, 2012 and 2011, total issued and outstanding common stock was 44,556,104.

Stock based compensation

Include in sales, general and administrative expense were stock based compensation expense of $15,625 and $3,064,175 for the years ended December 31, 2012 and 2011.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

		Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012
i.	On August 15, 2009, Kang Xiulan referred a public shell company (Lid Hair Studios International, Inc.) to China Children Pharmaceutical Inc. China Children Pharmaceutical Inc. came to be quoted on the OTCBB successfully through the reverse merger with Lid Hair Studios International, Inc. on September 30, 2009 and changed its name into China Pediatric Pharmaceuticals, Inc.	875,000	875,000
ii.	During the above-mentioned reverse merger process, the Company obtained certain consulting services from IFG Investments Services, Inc., including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested from IFG.	2,100,000	2,100,000
iii.	The Company also obtained certain public company sector services, including investor relations advisory services.	1,400,000	1,400,000
	Total warrants issued	4,375,000	4,375,000

The following is a summary of share purchase warrants information:

	Warrants with an exercise price of $0.86, expiring September 30, 2011	Piggy back warrants with an exercise price of $1.43, expiring September 30, 2012		Total
Outstanding, December 31, 2009	4,375,000	4,375,000		8,750,000
	—	—		—
Outstanding, December 31, 2010	4,375,000	4,375,000		8,750,000
Expired	(4,375,000)	(4,375,000)	a	(8,750,000)
Outstanding, December 31, 2012 and 2011	—	—		—

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at December 31, 2012 and 2011, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The consolidated balance sheets caption derivative liabilities consist of the Warrants, issued to consultants in connection with the merger and investor relations agreements during the year ended December 31, 2009.  These derivative financial instruments are indexed to an aggregate of 8,750,000 shares of the Company's common stock as of December 31, 2009, and were carried at fair value.  The following tabular presentations set forth information about the derivative instruments years ended December 31, 2012 and 2011:

	Year ended December 31,
Derivative income (expense)	2012	2011
Warrant derivative	$—	$5,762,500

As at
Liabilities	12/31/2012	12/31/2011
Warrant derivative	$—	$—

As at December 31, 2012 and 2011, all outstanding warrants have expired, thus were valued at $nil, the carrying amount of derivative liabilities was charged to derivative income in the consolidated statement of operations and comprehensive income.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year ended December 31,
	2012	2011
Basic (loss) earnings per share
Net (loss)	$(9,152,318)	$(6,966,525)
Weighted average common shares outstanding - basic	44,556,104	44,510,940
Basic (loss) per share	$(0.21)	$(0.16)
Diluted (loss) earnings per share
Net (loss)	(9,152,318)	(6,966,525)
Derivative income (note 12)	—	—
Adjusted net (loss) applicable to common share holders	(9,152,318)	(6,966,525)
Weighted average common shares outstanding	44,556,104	44,510,940
Weighted average effect of dilutive securities - warrants (note 10)	—	—
Weighted average common shares outstanding - diluted	44,556,104	44,510,940
Diluted (loss) per share	(0.21)	(0.16)

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

NOTE 15 - CONCENTRATION AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at December31, 2012 and 2011. As of December 31, 2012 and 2011, three and five vendors, each accounted for more than 10% of accounts payable, totaling 83% and 80% respectively.

There was no customer that accounted for more than 10% total sales for the years ended December 31, 2012 and 2011. Three vendors each accounted for more than 10% of purchases years ended December 31, 2012 and 2011, totaling 65% and 54% respectively.

NOTE 16 – COMMITMENT

The Company is committed to pay $1,109,034 for advertising through December 2013.

NOTE 17 – CHAIRMAN FINANCIAL UNDERTAKING

On December 18, 2012, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

NOTE 18 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the December 31, 2012, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.