Form 10-Q
period 2013-03-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2013-05-20
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐ No☒.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2013 and May 17, 2013, there were 44,556,104 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$1,343,155	$1,102,349
Accounts receivable, net of provision for doubtful accounts of $11,106,292 (December 31,2012: $7,818,798)	1,746,915	4,673,315
Other receivable (note 4)	142,820	140,760
Inventories (note 5)	124,575	472,274
Prepaid expenses (note 6)	1,815,652	3,270,543
Prepaid income taxes	210,790	209,637
VAT tax refundable	—	12,183
Total Current Assets	$5,383,907	$9,881,061

Property, plant and equipment, net (note 7)	772,885	791,405
Intangible assets, net (note 8)	1,385,562	1,447,046

Total Assets	$7,542,354	$12,119,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$149,286	$84,373
Accrued expenses and other payables	430,685	408,838
Trade deposit received	6,874	6,837
VAT tax payable	21,638	—
Total Current Liabilities	$608,483	$500,048

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at March 31, 2013 and December 31, 2012	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Statutory reserve (note 11)	810,540	810,540
Accumulated other comprehensive income	3,255,138	3,196,765
Accumulated (deficit)	(11,278,870)	(6,534,904)
Total Stockholders' Equity	$6,933,871	$11,619,464

Total Liabilities and Stockholders' Equity	$7,542,354	$12,119,512

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2013	2012

Sales	$1,003,714	$5,862,569
Sales rebates	(121,231)	(1,028,881)
Sales, net of rebates	882,483	4,833,688
Cost of sales	503,446	3,131,612
Gross profit	379,037	1,702,076

Advertising expense	796,001	1,624,715
Selling, general and administrative expense	481,999	869,985
Impairment loss on accounts receivables	3,240,731	993,744
Write-down of prepaid expense (note 6)	604,272	—
(Loss) from operations	(4,743,966)	(1,786,368)

Interest income	—	44
Other (expense)	—	(102)
Total Other (Expense)	—	(58)

(Loss) before income taxes	(4,743,966)	(1,786,426)

Provision for income taxes	—	—

Net (loss)	$(4,743,966)	(1,786,426)

Foreign currency translation adjustment	58,373	133,053

Comprehensive (loss)	$(4,685,593)	$(1,653,373)

Net (loss) per common share
(Loss) per share - basic and diluted	$(0.11)	$(0.04)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,556,104

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,743,966)	$(1,786,426)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	92,206	92,406
Provision for doubtful accounts	3,240,731	993,744
Write down due to impairment of advance to suppliers	604,272	—
Write off of other receivable	55,700	—
Recognition of stock based compensation expense	—	15,625
(Increase) decrease in current assets
Accounts receivable	(292,064)	(1,607,393)
Inventory	349,889	(243,511)
Prepaid expense	866,891	1,616,186
Increase (decrease) in current liabilities
Accounts payable	64,374	285,574
Accrued expenses and other payables	19,576	(80,746)
Value-added tax payable	33,849	(243,906)
Net cash provided by (used in) operating activities	291,458	(958,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advances to employees	(56,985)	(20,020)
Net cash (used in) investing activities	(56,985)	(20,020)

Effect of exchange rate changes on cash and cash equivalents	6,333	15,284

Net change in cash and cash equivalents	297,791	(943,163)
Cash and cash equivalents, beginning balance	1,102,349	2,186,650
Cash and cash equivalents, ending balance	$1,343,155	$1,243,487

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$—
Interest payments	$—	$—

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income

Balance, December 31, 2011 (Audited)	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	—	—	—	158,507
Stock-based compensation	—	—	—	—
Loss for the year	—	—	—	—
Balance, December 31, 2012 (Audited)	44,556,104	44,556	14,102,507	3,196,765
Foreign currency translation adjustments	—	—	—	58,373
Loss for three months	—	—	—	—
Balance, March 31, 2013 (Unaudited)	44,556,104	$44,556	$14,102,507	$3,255,138

Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2011 (Audited)	$810,540	$2,617,414	$(15,625)	$20,597,650
Foreign currency translation adjustments	—	—	—	158,507
Stock-based compensation	—	—	15,625	15,625
Loss for the year	—	(9,152,318)	—	(9,152,318)
Balance, December 31, 2012 (Audited)	810,540	(6,534,904)	—	11,619,464
Foreign currency translation adjustments	—	—	—	58,373
Loss for three months	—	(4,743,966)	—	(4,743,966)
Balance, March 31, 2013 (Unaudited)	$810,540	$(11,278,870)	$—	$6,933,871

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 (Unaudited)

NOTE 1 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,685,593 and $1,653,373 for the three months ended March 31, 2013 and 2012. Further, the Company had accumulated deficit of $11,278,870 and $6,534,904 as at March 31, 2013 and December 31, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 14). These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - ORGANIZATION

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The consolidated balance sheets and certain comparative information as of December 31, 2012 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2012 (“2012 Annual Financial Statements”), included in the Company’s 2012 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2012 Annual Financial Statements.

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

Provision for doubtful accounts is estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three months ended March 31, 2013 and 2012.

Recent Accounting Pronouncements

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

As of March 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 4 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of March 31, 2013 and December 31, 2012, other receivables were $142,820 and $140,760, respectively. During the three months ended March 31, 2013 and 2012, $55,700 and $nil, respectively was written off.

NOTE 5 - INVENTORIES

As at March 31, 2013 and December 31, 2012, inventories consist of the following:

	3/31/2013	12/31/2012
Raw materials	$71,914	$218,019
Finished goods	52,661	594,998
Provision for obsolescence	—	(340,743)
Total	$124,575	$472,274

NOTE 6 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at March 31, 2013 and December 31, 2012 represent the following components:

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

	Payee	Nature	3/31/2013	12/31/2012
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$1,075,851	$1,862,537
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased and suppliers for raw Materials and packing materials	739,801	1,408,006
Total			$1,815,652	$3,270,543

During the three months ended March 31, 2013 and 2012, the Company recognized an impairment loss of $604,272 and $nil, respectively on advances to certain suppliers.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2013 and December 31, 2012, Property, Plant and Equipment consist of the following:

	3/31/2013	12/31/2012
Buildings	$573,705	$570,568
Plant and equipment	1,105,858	1,099,809
Transportation equipment	7,218	7,179
Office equipment	55,380	55,077
Total	1,742,161	1,732,633
Accumulated depreciation	(969,276)	(941,228)
	$772,885	$791,405

Depreciation expense for the three months ended March 31, 2013 and 2012 were $22,845 and $23,347, respectively.

NOTE 8 - INTANGIBLE ASSETS

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

	3/31/2013	12/31/2012
Land use right	$340,515	$338,652
Proprietary technologies	2,830,844	2,815,363
Total	3,171,359	3,154,015
Accumulated amortization	(1,785,797)	(1,706,969)
	$1,385,562	$1,447,046

Amortization expense for the three months ended March 31, 2013 and 2012 were $69,361 and $69,059, respectively.

The estimated future amortization expenses related to intangible asset as of March 31, 2013 are as follows:

Years ending December 31,
2013 (9 months)	$208,083
2014	277,444
2015	277,444
2016	277,444
2017	277,444
Thereafter	67,703
Total	$1,385,562

 NOTE 9 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three months ended March 31, 2013 and 2012, and has recorded income tax provision for the periods. Deferred tax asset which may arise as a result of net operating losses and temporary differences has been offset by a valuation allowance due to the uncertainty surrounding their realization.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three months ended March 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not undergoing examination by major tax jurisdictions. However, the Company is subject to examination by major tax jurisdictions for all prior years.

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

The Company did not issue any common stock during the three months ended March 31, 2013 and the year ended December 31, 2012. As at March 31, 2013 and December 31, 2012, total issued and outstanding common stock was 44,556,104.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at March 31, 2013 and December 31, 2012, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - CONCENTRATION AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at March 31, 2013 and December 31, 2012. As of March 31, 2013, four vendors, each accounted for more than 10%, and individually accounted for 27%, 20%, 18% and 11% of accounts payable totaling 76%. As of December 31, 2012, three vendors, each accounted for more than 10%, and individually accounted for 35%, 29% and 19% of accounts payable, totaling 83%.

Three customers, each accounted for more than 10%, and individually accounted for 27%, 21% and 11% of total sales for the three months ended March 31, 2013, totaling 59%. No customer accounted for more than 10% total sales for the three months ended March 31, 2012. Two vendors each accounted for more than 10%, and individually accounted for 35% and 21% of purchases during the three months ended March 31, 2013, totaling 56%. Three vendors each accounted for more than 10%, and individually accounted for 28%, 23% and 19% of purchases during the three months ended March 31, 2012, totaling 70%.

NOTE 13 – COMMITMENT

The Company is committed to pay $1.1 million for advertising through December 2013.

NOTE 14 – CHAIRMAN FINANCIAL UNDERTAKING

On May 16, 2013, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

NOTE 15 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the March 31, 2013, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at March 31, 2013 and December 31, 2012, and results of operation of the Company for the three months ended March 31, 2013 and 2012, should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Accounts receivable

We periodically review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate potential credit losses on accounts receivable. We grant 90 days payment terms to all credit sales customers.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net sales

During the three months ended March 31, 2013, our gross sales have decreased by 83% to $1,003,714 from $5,862,569 for the three months ended March 31, 2012. The decrease was in parts due to increased competition and our failure to implement a new sales model. For the three months ended March 31, 2013, sales rebate was $121,231 or 12% of gross sales, compared to $1,028,881 or 18% for the same period in 2012. Our net sales for the three months ended March 31, 2013 and 2012 were $882,483 and $4,833,688.

We began implementing a new sales model in the 4th quarter of 2011. It is now apparent that our planned sales model has not been successful because of our lack of expertise in certain areas of sales and marketing management. We are now re-examining the sales model and implementing corrective measures to improve sales.

Our sales has declined significantly over the last four quarters. If we are not able to improve our sales, we may not be able to continue as a going concern.

Cost of sales

For the three months ended March 31, 2013 and 2012, our costs of sales were $503,446 and $3,131,612 respectively, representing a decrease of 84% or $2,628,166. This decrease is consistent with the decline in sales. During the three months ended March 31, 2013, our costs of sales were 50% of our gross sales, as compared to 53% for the same period in 2012.

Gross profit

Gross profit for the three months ended March 31, 2013 and 2012 were $379,037 and $1,702,076, respectively. The decrease was due to decrease in sales volume.

Advertising expense

During the three months ended March 31, 2013 and 2012, we incurred $796,001 and $1,624,715 as advertising expense. We spent less on advertising to conserve cash.

Impairment loss on accounts receivables

Bad debt expense was $3,240,731 and $993,744 for the three months ended March 31, 2013 and 2012.

Our current average accounts receivable turnover is over 300 days as at March 31, 2013. Before September 30, 2011, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days. Provision for doubtful accounts is now estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the year ended December 31, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

Total selling, general and administrative expenses consist of salaries and wages, sales commission and other selling, general and administrative expenses. It decreased by 45% to $481,999 for the three months ended March 31, 2013 from $869,985 for the same period in 2012, and represents 48% and 15%, respectively, of our sales before sales rebate. The decrease in salary and wages, sales commission, and other selling, general and administrative expenses were consistent with the decrease of our sales.

Liquidity and Capital Resources

As at March 31, 2013, we have cash and cash equivalents of $1,343,155 and net working capital of $4,775,424. We incurred a net loss of $4,743,966 for the three months ended March 31, 2013. Further, we had accumulated deficit of $11,278,870 as at March 31, 2013. These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months. In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

Cash flows from operating activities

During the three months ended March 31, 2013, net cash generated by operating activities was $291,458. This is due to our net loss of $4,743,966, adjusted for non-cash expenses, which includes depreciation and amortization of $92,206, provision for doubtful accounts of $3,240,731, write down of advance to suppliers of $604,272 and write down of other receivables of $55,700 and a net increase in working capital of $1,042,515.

Contractual Obligations

We are committed to pay $1.1 million for advertising through December, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2013 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2013, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: May 20, 2013	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: May 20, 2013
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)