Form 10-Q
period 2013-06-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2013-08-19
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2013

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

 Yes ☐ No☑.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2013 and August 17, 2013, there were 44,556,104 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$1,475,983	$1,102,349
Accounts receivable, net of provision for doubtful accounts of $11,495,642 (December 31,2012: $7,818,798)	1,504,610	4,673,315
Other receivable (note 4)	148,908	140,760
Inventories (note 5)	140,141	472,274
Prepaid expenses (note 6)	839,707	3,270,543
Prepaid income taxes	213,976	209,637
VAT tax refundable	—	12,183
Total Current Assets	$4,323,325	$9,881,061

Property, plant and equipment, net (note 7)	761,567	791,405
Intangible assets, net (note 8)	1,336,009	1,447,046

Total Assets	$6,420,901	$12,119,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,669	$84,373
Accrued expenses and other payables	496,760	408,838
Trade deposit received	6,978	6,837
VAT tax payable	27,138	—
Total Current Liabilities	$544,545	$500,048

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at June 30, 2013 and December 31, 2012	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Statutory reserve (note 11)	810,540	810,540
Accumulated other comprehensive income	3,376,837	3,196,765
Accumulated (deficit)	(12,458,084)	(6,534,904)
Total Stockholders' Equity	$5,876,356	$11,619,464

Total Liabilities and Stockholders' Equity	$6,420,901	$12,119,512

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sales	$1,059,190	$6,977,415	$2,062,904	$12,839,984
Sales rebates	(123,949)	(816,070)	(245,180)	(1,844,951)
Sales, net of rebates	935,241	6,161,345	1,817,724	10,995,033
Cost of sales	622,289	3,781,680	1,125,735	6,913,292
Gross profit	312,952	2,379,665	691,989	4,081,741

Advertising expense	802,410	1,305,235	1,598,411	2,929,950
Selling, general and administrative expense	452,674	1,272,601	878,973	2,142,586
Impairment loss on accounts receivables	238,848	252,878	3,479,579	1,246,622
Write down of other receivables	337	—	56,037	—
(Reversal)/Write-down of prepaid expense (note 6)	(2,111)	—	602,161	—
(Loss) from operations	(1,179,206)	(451,049)	(5,923,172)	(2,237,417)

Interest income (expense)	(8)	—	(8)	44
Other (expense)	—	(77)	—	(179)
Total Other (Expense)	(8)	(77)	(8)	(135)

(Loss) before income taxes	(1,179,214)	(451,126)	(5,923,180)	(2,237,552)

Provision for income taxes	—	—	—	—

Net (loss)	$(1,179,214)	(451,126)	$(5,923,180)	(2,237,552)

Foreign currency translation adjustment	121,699	11,132	180,072	144,185

Comprehensive (loss)	$(1,057,515)	$(439,994)	$(5,743,108)	$(2,093,367)

Net (loss) per common share
(Loss) per share - basic and diluted	$(0.02)	$(0.01)	$(0.13)	$(0.05)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,556,104	44,556,104	44,556,104

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,923,180)	$(2,237,552)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	185,308	184,625
Provision for doubtful accounts	3,479,579	1,232,382
Write down due to impairment of advance to suppliers	602,161	—
Write off of other receivable	56,037	—
Recognition of stock based compensation expense	—	15,625
(Increase) decrease in current assets
Accounts receivable	(247,116)	(1,033,196)
Inventory	338,456	(395,781)
Prepaid expense	1,871,143	2,817,033
Increase (decrease) in current liabilities
Accounts payable	(71,720)	111,545
Accrued expenses and other payables	78,660	(66,875)
Value-added tax payable	39,174	(294,868)
Net cash provided by operating activities	408,502	332,938

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advances to employees	(61,220)	(21,552)
Net cash (used in) investing activities	(61,220)	(21,552)

Effect of exchange rate changes on cash and cash equivalents	26,352	15,227

Net change in cash and cash equivalents	373,634	326,613
Cash and cash equivalents, beginning balance	1,102,349	2,186,650
Cash and cash equivalents, ending balance	$1,475,983	$2,513,263

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$—
Interest payments	$—	$—

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income

Balance, December 31, 2011 (Audited)	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	—	—	—	158,507
Stock-based compensation	—	—	—	—
Loss for the year	—	—	—	—
Balance, December 31, 2012 (Audited)	44,556,104	44,556	14,102,507	3,196,765
Foreign currency translation adjustments	—	—	—	180,072
Loss for six months	—	—	—	—
Balance, June 30, 2013 (Unaudited)	44,556,104	$44,556	$14,102,507	$3,376,837

	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2011 (Audited)	$810,540	$2,617,414	$(15,625)	$20,597,650
Foreign currency translation adjustments	—	—	—	158,507
Stock-based compensation	—	—	15,625	15,625
Loss for the year	—	(9,152,318)	—	(9,152,318)
Balance, December 31, 2012 (Audited)	810,540	(6,534,904)	—	11,619,464
Foreign currency translation adjustments	—	—	—	180,072
Loss for six months	—	(5,923,180)	—	(5,923,180)
Balance, June 30, 2013 (Unaudited)	$810,540	$(12,458,084)	$—	$5,876,356

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 (Unaudited)

NOTE 1 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,179,214 and $451,126 for the three months ended June 30, 2013 and 2012; $5,923,180 and $2,237,552 for the six months ended June 30, 2013 and 2012. Further, the Company had accumulated deficit of $12,458,084 and $6,534,904 as at June 30, 2013 and December 31, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 14). These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – ORGANIZATION

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

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 4 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of June 30, 2013 and December 31, 2012, other receivables were $148,908 and $140,760, respectively. During the three and six months ended June 30, 2013, $56,037 was written off. No amounts were written off during the three and six months ended June 30, 2012.

NOTE 5 - INVENTORIES

As at June 30, 2013 and December 31, 2012, inventories consist of the following:

	6/30/2013	12/31/2012
Raw materials	$73,501	$218,019
Finished goods	66,640	594,998
Provision for obsolescence	—	(340,743)
Total	$140,141	$472,274

NOTE 6 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at June 30, 2013 and December 31, 2012 represent the following components:

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

	Payee	Nature	6/30/2013	12/31/2012
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$286,375	$1,862,537
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased and suppliers for raw Materials and packing materials	553,332	1,408,006
Total			$839,707	$3,270,543

During the three and six months ended June 30, 2013, the Company reversed and recognized an impairment loss of ($2,111) and $602,161, respectively on advances to certain suppliers. No impairment loss was recognized during the three and six months ended June 30, 2012.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2013 and December 31, 2012, Property, Plant and Equipment consist of the following:

	6/30/2013	12/31/2012
Buildings	$582,374	$570,568
Plant and equipment	1,122,569	1,099,809
Transportation equipment	7,327	7,179
Office equipment	56,217	55,077
Total	1,768,487	1,732,633
Accumulated depreciation	(1,006,920)	(941,228)
	$761,567	$791,405

Depreciation expense for the three months ended June 30, 2013 and 2012 were $22,904 and $23,275, respectively; for the six months ended June 30, 2013 and 2012 were $45,749 and $46,622 respectively.

NOTE 8 - INTANGIBLE ASSETS

The Company has four proprietary technologies: propriety technology for antioxidant technique, proprietary technology for “liren” capsule, patent-Chinese medicine and production method for skin and gynecology disease and patent: Chinese medicine and production method for tracheitis.  Propriety technology for antioxidant technique was contributed by a shareholder in exchange for shares of the Company’s common stock.  Proprietary technology for “liren” capsule was purchased from third party at the price agreed by the Company and the third party.  Two patents were purchased from the shareholders at the prices determined by an independent appraiser.  These proprietary technologies were acquired for the future use of the Company.  The Company capitalized them as intangible assets as acquired. Land use rights will expire in 2056 and 2058.  The components of finite-lived intangible assets are as follows:

	6/30/2013	12/31/2012
Land use right	$345,660	$338,652
Proprietary technologies	2,873,623	2,815,363
Total	3,219,283	3,154,015
Accumulated amortization	(1,883,274)	(1,706,969)
	$1,336,009	$1,447,046

Amortization expense for the three months ended June 30, 2013 and 2012 were $70,198 and $68,944, respectively; for the six months ended June 30, 2013 and 2012 were $139,559 and $138,003, respectively.

The estimated future amortization expenses related to intangible asset as of June 30, 2013 are as follows:

Years ending December 31,
2013 (6 months)	$140,981
2014	281,963
2015	281,963
2016	281,963
2017	281,963
Thereafter	67,176
Total	$1,336,009

 NOTE 9 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three and six months ended June 30, 2013 and 2012, and has recorded income tax provision for the periods. Deferred tax asset which may arise as a result of net operating losses and temporary differences has been offset by a valuation allowance due to the uncertainty surrounding their realization.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three and six months ended June 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not undergoing examination by major tax jurisdictions. However, the Company is subject to examination by major tax jurisdictions for all prior years.

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

The Company did not issue any common stock during the six months ended June 30, 2013 and the year ended December 31, 2012. As at June 30, 2013 and December 31, 2012, total issued and outstanding common stock was 44,556,104.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at June 30, 2013 and December 31, 2012, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - CONCENTRATION AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at June 30, 2013 and December 31, 2012. As of June 30, 2013, four vendors, each accounted for more than 10%, and individually accounted for 22%, 18%, 15% and 10% of accounts payable totaling 66%. As of December 31, 2012, three vendors, each accounted for more than 10%, and individually accounted for 35%, 29% and 19% of accounts payable, totaling 83%.

Three customers, each accounted for more than 10% of total sales for the three months ended June 30, 2013, for 16%, 10% and 10% of total sales, totaling 36%. No customer accounted for more than 10% total sales for the three months ended June 30, 2012. Four vendors each accounted for more than 10%, purchases during the three months ended June 30, 2013,individually accounted for 70%, 18%, 15% and 14% of purchases, totaling 67%. Three vendors, each accounted for more than 10% total purchase for the three months ended June 30, 2012, individually accounted for 24%, 23%, and 22% of total purchases, totaling 69%.

Two customers, each accounted for more than 10% of total sales for the six months ended June 30, 2013,individually accounted for 21% and 15% of total sales, totaling 36%. No customer accounted for more than 10% total sales for the six months ended June 30, 2012. Five vendors each accounted for more than 10%, purchases during the six months ended June 30, 2013, individually accounted for 19%, 15%,14%, 13% and 12% of purchases, totaling 73%. Three vendors, each accounted for more than 10% total purchase for the six months ended June 30, 2012, individually accounted for 26%, 23% and 20% of total purchases, totaling 69%.

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

NOTE 15 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the June 30, 2013, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at June 30, 2013 and December 31, 2012, and results of operation of the Company for the three and six months ended June 30, 2013 and 2012, should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Net sales

During the three months ended June 30, 2013, our gross sales have decreased by 85% to $1,059,190 from $6,977,415 for the three months ended June 30, 2012. During the six months ended June 30, 2013, our gross sales have decreased by 84% to $2,062,904 from $12,839,984 for the six months ended June 30, 2012. The decrease was in parts due to increased competition and our failure to implement a new sales model. For the three and six months ended June 30, 2013, sales rebate was $123,949 and $245,180 or 12% of gross sales, compared to $816,070 and $1,844,951 or 12% and 14% for the same periods in 2012. Our net sales for the three months ended June 30, 2013 and 2012 were $935,241 and $1,817,724.

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

Cost of sales

For the three months ended June 30, 2013 and 2012, our costs of sales were $622,289 and $3,781,680 respectively, representing a decrease of 84% or $3,159,391. For the six months ended June 30, 2013 and 2012, our costs of sales were $1,125,735 and $6,913,292 respectively, representing a decrease of 84% or $5,787,557. This decreases are consistent with the decline in sales. During the three months ended June 30, 2013, our costs of sales were 59% of our gross sales, as compared to 54% for the same period in 2012. During the six months ended June 30, 2013, our costs of sales were 54% of our gross sales.

Gross profit

Gross profit for the three months ended June 30, 2013 and 2012 were $312,952 and $2,379,662, respectively; for the six months ended June 30, 2013 and 2012 were $691,989 and $4,081,741. The decreases were due to decrease in sales volume.

Advertising expense

During the three months ended June 30, 2013 and 2012, we incurred $802,410 and $1,305,235; six months ended June 30, 2013 and 2012, we incurred $1,598,411 and $ 2,929,950 as advertising expense. We spent less on advertising during the three and six months ended June 30, 2013 to conserve cash.

Impairment loss on accounts receivables

Bad debt expense was $238,848 and $252,878 for the three months ended June 30, 2013 and 2012; $3,479,579 and $1,246,622 for the six months ended June 30, 2013 and 2012.

Our current accounts receivable turnover is over 300 days as at June 30, 2013. Provision for doubtful accounts is estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the year ended December 31, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

Total selling, general and administrative expenses consist of salaries and wages, sales commission and other selling, general and administrative expenses. It decreased by 69% to $396,974 for the three months ended June 30, 2013 from $1,272,601 for the same period in 2012, and represents 37% and 18%, respectively, of our sales before sales rebate; decreased by 59% to $878,973 for the six months ended June 30, 2013 from $2,142,586 for the same period in 2012, and represents 13% and 17%, respectively, of our sales before sales rebate. The decrease in salary and wages, sales commission, and other selling, general and administrative expenses were consistent with the decrease of our sales.

Liquidity and Capital Resources

As at June 30, 2013, we have cash and cash equivalents of $1,475,983 and net working capital of $3,778,780. We incurred a net loss of $1,179,214 and $5,923,180 for the three and six months ended June 30, 2013. Further, we had accumulated deficit of $12,458,084 as at June 30, 2013. These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months. In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

Cash flows from operating activities

During the six months ended June 30, 2013, net cash generated by operating activities was $408,502. This is due to our net loss of $5,923,180, adjusted for non-cash expenses, which includes depreciation and amortization of $185,308, provision for doubtful accounts of $3,479,579, write down of advance to suppliers of $602,161 and write down of other receivables of $56,037 and a net increase in working capital of $2,002,831.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of June 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: August 19, 2013	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: August 19, 2013
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)