Form 10-Q
period 2013-09-30
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2013-11-19
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013 and November 18, 2013, there were 44,556,104 shares of the registrant’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$2,163,082	$1,102,349
Accounts receivable, net of provision for doubtful accounts of $10,854,399 (December 31,2012: $7,818,798)	1,910,322	4,673,315
Other receivable (note 4)	149,298	140,760
Inventories (note 5)	81,535	472,274
Prepaid expenses (note 6)	211,950	3,270,543
Prepaid income taxes	215,257	209,637
VAT tax refundable	—	12,183
Total Current Assets	$4,731,444	$9,881,061

Property, plant and equipment, net (note 7)	743,359	791,405
Intangible assets, net (note 8)	1,273,099	1,447,046

Total Assets	$6,747,902	$12,119,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$10,112	$84,373
Accrued expenses and other payables (note 9)	1,018,931	408,838
Trade deposit received	7,020	6,837
VAT tax payable	47,617	—
Total Current Liabilities	$1,083,680	$500,048

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at September 30, 2013 and December 31, 2012	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Statutory reserve (note 12)	810,540	810,540
Accumulated other comprehensive income	3,434,265	3,196,765
Accumulated (deficit)	(12,727,646)	(6,534,904)
Total Stockholders' Equity	$5,664,222	$11,619,464

Total Liabilities and Stockholders' Equity	$6,747,902	$12,119,512

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales	$890,137	$2,177,886	$2,953,041	$15,017,870
Sales rebates	(104,162)	(217,442)	(349,342)	(2,062,393)
Sales, net of rebates	785,975	1,960,444	2,603,699	12,955,477
Cost of sales	528,211	981,490	1,653,946	7,894,782
Gross profit	257,764	978,954	949,753	5,060,695

Advertising expense	807,778	947,859	2,406,189	3,877,809
Selling, general and administrative expense	299,019	711,332	1,177,992	2,868,158
Impairment (recovery) loss on accounts receivable	(686,940)	2,900,192	2,792,639	4,132,574
Write-down of other receivables	238	—	56,275	—
Write-down of prepaid expense (note 6)	107,228	—	709,389	—
(Loss) from operations	(269,559)	(3,580,429)	(6,192,731)	(5,817,846)

Interest income (expense)	(3)	—	(11)	44
Other (expense)	—	(32)	—	(211)
Total Other (Expense)	(3)	(32)	(11)	(167)

(Loss) before income taxes	(269,562)	(3,580,461)	(6,192,742)	(5,818,013)

Provision for income taxes	—	—	—	—

Net (loss)	$(269,562)	(3,580,461)	$(6,192,742)	(5,818,013)

Foreign currency translation adjustment	57,428	(32,267)	237,500	111,918

Comprehensive (loss)	$(212,134)	$(3,612,728)	$(5,955,242)	$(5,706,095)

Net (loss) per common share
(Loss) per share - basic and diluted	$(0.01)	$(0.08)	$(0.14)	$(0.13)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,556,104	44,556,104	44,556,104

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,192,742)	$(5,818,013)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization of property, plant and equipment and intangible assets	278,670	276,400
Provision for doubtful accounts	2,792,639	4,132,574
Write down due to impairment of advance to suppliers	709,389	—
Write off of other receivable	56,275	—
Recognition of stock based compensation expense	—	15,625
(Increase) decrease in current assets
Accounts receivable	61,533	(1,112,751)
Inventory	398,637	(484,738)
Prepaid expense	2,399,733	2,488,987
Increase (decrease) in current liabilities
Accounts payable	(75,619)	(282,924)
Accrued expenses and other payables	592,060	583,591
Value-added tax payable	59,417	(329,028)
Net cash provided by (used in) operating activities	1,079,992	(530,277)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash advances to employees	(60,983)	(681,557)
Net cash (used in) investing activities	(60,983)	(681,557)
Effect of exchange rate changes on cash and cash equivalents	41,724	12,624
Net change in cash and cash equivalents	1,060,733	(1,199,210)
Cash and cash equivalents, beginning balance	1,102,349	2,186,650
Cash and cash equivalents, ending balance	$2,163,082	$987,440
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$—
Interest payments	$—	$—

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income
Balance, December 31, 2011 (Audited)	44,556,104	44,556	14,102,507	3,038,258
Foreign currency translation adjustments	—	—	—	158,507
Stock-based compensation	—	—	—	—
Loss for the year	—	—	—	—
Balance, December 31, 2012 (Audited)	44,556,104	44,556	14,102,507	3,196,765
Foreign currency translation adjustments	—	—	—	237,500
Loss for nine months	—	—	—	—
Balance, September 30, 2013 (Unaudited)	44,556,104	$44,556	$14,102,507	$3,434,265
Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity
Balance, December 31, 2011 (Audited)	$810,540	$2,617,414	$(15,625)	$20,597,650
Foreign currency translation adjustments	—	—	—	158,507
Stock-based compensation	—	—	15,625	15,625
Loss for the year	—	(9,152,318)	—	(9,152,318)
Balance, December 31, 2012 (Audited)	810,540	(6,534,904)	—	11,619,464
Foreign currency translation adjustments	—	—	—	237,500
Loss for nine months	—	(6,192,742)	—	(6,192,742)
Balance, September 30, 2013 (Unaudited)	$810,540	$(12,727,646)	$—	$5,664,222

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (Unaudited)

NOTE 1 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $269,592 and $3,580,461 for the three months ended September 30, 2013 and 2012; $6,192,742 and $5,818,013 for the nine months ended September 30, 2013 and 2012. Further, the Company had accumulated deficit of $12,727,646 and $6,534,904 as at September 30, 2013 and December 31, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 14). These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three and nine months ended September 30, 2013 and 2012.

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

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In July of 2013 the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward exists. This guidance provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, except to the extent that carry-forwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for fiscal years and interim periods beginning after December 15, 2013. The Company is evaluating the potential impact of adopting this standard on its consolidated financial statements.

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 4 – OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees.  As of September 30, 2013 and December 31, 2012, other receivables were $149,298 and $140,760, respectively. During the three and nine months ended September 30, 2013, $56,275was written off. No amounts were written off during the three and nine months ended September 30, 2012.

NOTE 5 – INVENTORIES

As at September 30, 2013 and December 31, 2012, inventories consist of the following:

	9/30/2013	12/31/2012
Raw materials	$69,272	$218,019
Finished goods	12,263	594,998
Provision for obsolescence	—	(340,743)
Total	$81,535	$472,274

NOTE 6 – PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at September 30, 2013 and December 31, 2012 represent the following components:

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
	Payee	Nature	9/30/2013	12/31/2012
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$—	$1,862,537
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased and suppliers for raw Materials and packing materials	211,950	1,408,006
Total			$211,950	$3,270,543

During the three and nine months ended September 30, 2013, the Company recognized an impairment loss of $107,228 and $709,389, respectively on advances to certain suppliers. No impairment loss was recognized during the three and nine months ended September 30, 2012.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2013 and December 31, 2012, Property, Plant and Equipment consist of the following:

	9/30/2013	12/31/2012
Buildings	$585,863	$570,568
Plant and equipment	1,129,292	1,099,809
Transportation equipment	7,370	7,179
Office equipment	56,554	55,077
Total	1,779,079	1,732,633
Accumulated depreciation	(1,035,720)	(941,228)
	$743,359	$791,405

Depreciation expense for the three months ended September 30, 2013 and 2012 were $22,500 and $22,902, respectively; for the nine months ended September 30, 2013 and 2012 were $68,443 and $69,524 respectively.

NOTE 8 – INTANGIBLE ASSETS

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

	9/30/2013	12/31/2012
Land use right	$347,731	$338,652
Proprietary technologies	2,890,835	2,815,363
Total	3,238,566	3,154,015
Accumulated amortization	(1,965,467)	(1,706,969)
	$1,273,099	$1,447,046

Amortization expense for the three months ended September 30, 2013 and 2012 were $70,076 and $68,875, respectively; for the nine months ended September 30, 2013 and 2012 were $210,227 and $206,878, respectively.

The estimated future amortization expenses related to intangible asset as of September 30, 2013 are as follows:

Years ending December 31,
2013 (3 months)	$70,913
2014	283,652
2015	283,652
2016	283,652
2017	283,652
Thereafter	67,578
Total	$1,273,099

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

Included in accrued expenses and other payables were $522,469 (December 31, 2012: $Nil) in TV advertising expenses under two contracts payable and accrued sales commission and salesmen expenses totaling $384,632 (December 31, 2012: $310,550) at September 30, 2013.

NOTE 10 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three and nine months ended September 30, 2013 and 2012, and has recorded income tax provision for the periods. Deferred tax asset which may arise as a result of net operating losses and temporary differences has been offset by a valuation allowance due to the uncertainty surrounding their realization.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three and nine months ended September 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not undergoing examination by major tax jurisdictions. However, the Company is subject to examination by major tax jurisdictions for all prior years.

NOTE 11 – SHARE CAPITAL

Common Shares

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per share. On December 19, 2011, the Company declared a 7 to 2 forward stock split, effective February 29, 2012. The number of shares, income (loss) per share presented elsewhere in these consolidated financial statements has been adjusted to reflect the result of the stock split.

The Company did not issue any common stock during the nine months ended September 30, 2013 and the year ended December 31, 2012. As at September 30, 2013 and December 31, 2012, total issued and outstanding common stock was 44,556,104.

NOTE 12 – STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at September 30, 2013 and December 31, 2012, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 13 – CONCENTRATION AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at September 30, 2013 and December 31, 2012. As of September 30, 2013, two vendors, each accounted for more than 10%, and individually accounted for 30%, and 25% of accounts payable totaling 55%. As of December 31, 2012, three vendors, each accounted for more than 10%, and individually accounted for 35%, 29% and 19% of accounts payable, totaling 83%.

Three customers, each accounted for more than 10%, and individually accounted for 35%, 29% and 27% of total sales for the three months ended September 30, 2013, totaling 91%. No customer accounted for more than 10% total sales for the three months ended September 30, 2012. Four vendors, each accounted for more than 10%, and individually accounted for 21%, 19%, 18% and 12% of total purchase during the three months ended September 30, 2013, totaling 70%. Four vendors, each accounted for more than 10%, and individually accounted for 25%, 23%, 21% and 17% of total purchase for the three months ended September 30, 2012, totaling 86%

Four customers, each accounted for more than 10%, and individually accounted for 15% 14% 13% and 11% of total sales for the nine months ended September 30, 2013, totaling 53%. No customer accounted for more than 10% total sales for the nine months ended September 30, 2012. Five vendors each accounted for more than 10%, and individually accounted for 19%, 17%, 15%, 14%, and 10% of total purchase during the nine months ended September 30, 2013, totaling 75%. Three vendors, each accounted for more than 10%, and individually accounted for 23%, 22% and 21% of total purchase for the nine months ended September 30, 2012, totaling 66%.

NOTE 14 – COMMITMENT

The Company is committed to pay $1.1 million for advertising through December 2013.

NOTE 15 – CHAIRMAN FINANCIAL UNDERTAKING

On November 15, 2013, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

NOTE 16 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the September 30, 2013, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at September 30, 2013 and December 31, 2012, and results of operation of the Company for the three and nine months ended September 30, 2013 and 2012, should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Results of Operations for the Three and Nine months Ended September 30, 2013 and 2012

Net sales

During the three months ended September 30, 2013, our gross sales have decreased by 59% to $890,137 from $2,177,886 for the three months ended September 30, 2012. During the nine months ended September 30, 2013, our gross sales have decreased by 80% to $2,953,041 from $15,017,870 for the nine months ended September 30, 2012. The decrease was in parts due to increased competition and our failure to implement a new sales model. For the three and nine months ended September 30, 2013, sales rebate was $104,162 and $349,342 or 12% of gross sales, compared to $217,442 and $2,062,393 or 10% and 14% for the same periods in 2012. Our net sales for the three months ended September 30, 2013 and 2012 were $785,975 and $1,960,444; nine months ended September 30, 2013 and 2012 were $2,603,699 and $12,955,477.

We began implementing a new sales model in the 4th quarter of 2011. It is now apparent that our planned sales model has not been successful because of our lack of expertise in certain areas of sales and marketing management. As a result, our products have lost substantially all its market share.

Our sales has declined significantly over the last four quarters. If we are not able to improve our sales, we may not be able to continue as a going concern.

Cost of sales

For the three months ended September 30, 2013 and 2012, our costs of sales were $528,211 and $981,490 respectively, representing a decrease of 46% or $453,279. For the nine months ended September 30, 2013 and 2012, our costs of sales were $1,653,946 and $7,894,782 respectively, representing a decrease of 79% or $6,240,836. This decreases are consistent with the decline in sales. During the three months ended September 30, 2013, our costs of sales were 59% of our gross sales, as compared to 45% for the same period in 2012. During the nine months ended September 30, 2013, our costs of sales were 56% of our gross sales, as compared to 53% for the same period in 2012.

Gross profit

Gross profit for the three months ended September 30, 2013 and 2012 were $257,764 and $978,954, respectively; for the nine months ended September 30, 2013 and 2012 were $949,753 and $5,060,695 The decreases were due to decrease in sales volume.

Advertising expense

During the three months ended September 30, 2013 and 2012, we incurred $807,778 and $947,859; nine months ended September 30, 2013 and 2012, we incurred $2,406,189 and $3,877,809 as advertising expense. We spent less on advertising during the three and nine months ended September 30, 2013 to conserve cash.

Impairment loss on accounts receivables

We have recorded a bad debt expense recovery of $686,940 during the three months ended September 30, 2013, while bad debt expense was $2,900,192 during the same period in 2012. Bad debt expense was $2,792,639 and $4,132,574 for the nine months ended September 30, 2013 and 2012.

Our current accounts receivable turnover is over 300 days as at September 30, 2013. Provision for doubtful accounts is estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the year ended December 31, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

Total selling, general and administrative expenses consist of salaries and wages, sales commission and other selling, general and administrative expenses. It decreased by 58% to $299,019 for the three months ended September 30, 2013 from $711,332 for the same period in 2012, and represents 34% and 33%, respectively, of our sales before sales rebate; decreased by 59% to $1,177,992 for the nine months ended September 30, 2013 from $2,868,158 for the same period in 2012, and represents 40% and 19%, respectively, of our sales before sales rebate. The decrease in salary and wages, sales commission, and other selling, general and administrative expenses were consistent with the decrease of our sales.

Liquidity and Capital Resources

As at September 30, 2013, we have cash and cash equivalents of $2,163,082 and net working capital of $3,647,764. We incurred a net loss of $269,562 and $6,192,742 for the three and nine months ended September 30, 2013. Further, we had accumulated deficit of $12,727,646 as at September 30, 2013. These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months. In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

Cash flows from operating activities

During the nine months ended September 30, 2013, net cash generated by operating activities was $1,079,992. This is due to our net loss of $6,192,742, adjusted for non-cash expenses, which includes depreciation and amortization of $278,670, provision for doubtful accounts of $2,792,639, write down of advance to suppliers of $709,389 and write down of other receivables of $56,275 and a net increase in working capital of $3,435,761.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of September 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: November 18, 2013	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: November 18, 2013
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)

