Form 10-K
period 2013-12-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2014-04-15
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

 As of December 31, 2013 and April 10, 2014, there were 44,556,104 and 44,556,104 shares of registrant’s common stock outstanding, respectively.

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

Item 15.	Exhibits

Signatures

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

Principal Products

In the fiscal year ended December 31, 2013, our revenues were principally derived from sales of 26 products listed below, of which 7 products are adult Western medicine products and 19 are finished pediatric TCM products. We have SFDA approval for all medicines that we market. Detailed information is provided in the table of products below.

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

Customers

In the year of 2013, our level one distributor received 10% sales commission and as of December 3,1 2013, we have 16 level distributors in 10 provinces.

 The five largest customers of Shaanxi Jiali in the fiscal year ended December 31, 2013 are as follows:

	Customer Name	% of Sales
1	Henan Dayu Medicine Co., Limited	20%
2	Dongbei Pharmacy Group Supply Co., Limited	18%
3	Jangsu Yabang Medicine Co., Limited	17%
4	Xi’an Jiuzhou Medicine Co., Limited	11%
5	Nanjin Yiyao Medicine Co., Limited	8%

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

Shaanxi Jiali’s in-house Research & Development department coordinates and supervises the contract based outsourced R&D processes. Shaanxi Jiali’s Research & Development had a staff of five during the years ended December 31, 2013 and 2012.

We did not obtain any certificates or approvals of drug production for any new drug batches during the fiscal year ended December 31, 2013. However, we expect to develop additional new drugs in 2013.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2013, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

For the years ended December 31, 2013 and 2012, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions.  As at December 31, 2013, $1 = 6.1122 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Shaanxi Jiali’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Shaanxi Jiali’s business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets.

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

The range of high and low bid quotations by quarter from January 1, 2012 through December 31, 2013 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2012 to December 31, 2012	0.08	0.02
July 1, 2012 to September 30, 2012	0.18	0.08
April 1, 2012to June 30, 2012	0.25	0.10
January 1, 2012 to March 31, 2012	0.51	0.09
October 1, 2013 to December 31, 2013	0.05	0.022
July 1, 2013 to September 30, 2013	0.027	0.02
April 1, 2013to June 30, 2013	0.07	0.026
January 1, 2013 to March 31, 2013	0.07	0.038

On April 10, 2014, there were approximately 398 holders of record of our common stock not including the shareholders whose shares are held under “street name”.

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

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at December 31, 2013 and 2012, and results of operation of the Company for the years then ended should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Annual Report.

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

Provision for doubtful accounts is estimated as follows: 1) 50% on accounts that are outstanding between 91 and 180 days, 2) 75% on accounts that are outstanding between 181 to 365 days, and 3) 100% on accounts that are outstanding for over 365 days.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Net sales

During the year ended December 31, 2013, our gross sales have decreased by 74% to $4,224,407 from $16,391,702 for the year ended December 31, 2012.  The decrease was in parts due to increased competition and our failure to implement a new sales model adopted in the 4th quarter of 2011.  In addition, in order to have a better control over credit period allowed to customers, in the year 2013 we ceased trading with the customers with long outstanding debts or non-repayment history. For the year ended December 31, 2013, sales rebate was $498,106 or 12% of gross sales, compared to $2,223,441 or 14% for the same periods in 2012.  Our net sales for the year ended December 31, 2013 and 2012 were $3,726,301 and $14,168,261.

It is now apparent that our planned sales model adopted in the 4th quarter of 2011has not been successful because of our lack of expertise in certain areas of sales and marketing management.  As a result, our products have lost substantially all its market share. Our restructuring of sales team  and distribution network is still in progress. It is anticipated that the situation will be improving in the year 2014.

Cost of sales

For the year ended December 31, 2013 and 2012, our costs of sales were $2,434,935 and $8,895,024 respectively, representing a decrease of 73% or $6,460,089.  This decreases are consistent with the decline in sales.  During the year ended December 31, 2013, our costs of sales were 58% of our gross sales, as compared to 54% for the same period in 2012.

Gross profit

Gross profit for years ended December 31, 2013 and 2012 were $1,291,366 and $5,273,337, respectively.  The decreases were due to decrease in sales volume. Gross profit ratio decreased 2% from 37% in 2012 to 35% in 2013.

Advertising expense

During the years ended December 31, 2013 and 2012, we incurred $1,927,175 and $4,935,357 as advertising expense.  We spent less on advertising during the year ended December 31, 2013 to conserve cash.

Impairment loss on accounts receivables

We have recorded a bad debt expense recovery of $1,532,627 during the year ended December 31, 2013, while bad debt expense was $5,760,014 during the same period in 2012.

Our current accounts receivable turnover is over 1,100 days as at  December 31, 2013.  Provision for doubtful accounts is estimated as follows:  i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the year ended December 31, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

Total selling, general and administrative expenses consist of salaries and wages, sales commission and other selling, general and administrative expenses.  It decreased by 60% to $1,492,249 for the year ended December 31, 2013 from $3,730,024 for the same period in 2012, and represents 35% and 23%, respectively, of our sales before sales rebate.  The decrease in salary and wages, sales commission, and other selling, general and administrative expenses were consistent with the decrease of our sales.

Liquidity and Capital Resources

As at December 31, 2013, we have cash and cash equivalents of $76,431 and net working capital of $9,293,791.  We incurred a net loss of $756,129 for the year ended December 31, 2013.  Further, we had accumulated deficit of $7,291,033 as at December 31, 2013.  These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months.  In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required.

Cash flows from operating activities

During the year ended December 31, 2013, net cash generated by operating activities was $956,230.  This is due to our net loss of $756,129, adjusted for non-cash expenses, which includes depreciation and amortization of $372,625, recover of doubtful accounts of $1,532,627, write down of advance to suppliers of $240,410 and a net increase in working capital of $2,565,720.

Cash flows from investing activities

On December 15, 2013, the Company provided a loan of $1,985,537 (RMB 12,000,000) to an arm’s length party.  The loan was unsecured, interest bearing at 2% per month, principal and interest are to be repaid in full on March 14, 2014.  The loan was fully repaid in March 2014

Contractual Obligations

We are committed to pay $81,804 million for advertising through December, 2014.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has not been audited by our independent registered public accounting firm Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

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

Item 11.          Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2013 and 2012 by each person who served as chief executive officer during 2012 and 2012.  No officer received compensation of $100,000 or more during 2013 or 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total Compensation ($)
Jun Xia CEO	2012	19,047
And Director (1)	2011	15,470	3,094					18,564
Minggang Xiao
CFO and Director (2)	2012	13,333

	2011	7,425	3,094					10,519

(1)	Jun Xia was appointed as our Chief Executive Officer on September 30, 2009.
(2)	Minggang Xiao was appointed our Chief Financial Officer on September 30, 2009.

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

There were no option exercises or options outstanding in fiscal year of 2013.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of April 10, 2014.

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

(3) Percentage based on 44,556,104 shares of common stock outstanding as of April 10, 2014.

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

Item 14.          Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $46,000 and $64,000, respectively.

Audit Related Fees. We did not incur fees to our independent auditors for audit related fees during the fiscal years ended December 31, 2013 and 2012.

Tax and Other Fees. We did not incur fees to our independent auditors for tax compliance services during the fiscal years ended December 31, 2013 and 2012.

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

Date:  April 15, 2014

CHINA PEDIATRIC PHARMACEUTICALS, INC.

By:	/s/ Jun Xia
Jun Xia
Chief Executive Officer

By:	/s/ Minggang Xiao
Minggang Xiao
Chief Financial Officer

Item 8.  Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Pediatric Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Pediatric Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pediatric Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $756,129 for the year ended December 31, 2013 and has accumulated deficit of $7,291,033 at December 31, 2013.  These matters are discussed on page F-6, under the note “Going Concern”, that raises substantial doubt about the Company’s ability to continue as a going concern.  Financial support from the Company’s Chairman in regard to these matters is described in that note.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

April 15, 2014

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$76,431	$1,102,349
Accounts receivable, net of provision for doubtful accounts of $5,255,663 (December 31,2012: $7,818,798)	6,774,271	4,673,315
Other Receivables (note 4)	93,976	140,760
Loan receivable (note 4)	1,985,537	-
Inventories (note 5)	32,599	472,274
Prepaid expenses (note 6)	623,753	3,270,543
Prepaid income taxes	216,374	209,637
VAT tax refundable	-	12,183
Total Current Assets	$9,802,941	$9,881,061

Property, plant and equipment, net (note 7)	724,328	791,405
Intangible assets, net (note 8)	1,208,421	1,447,046

Total Assets	$11,735,690	$12,119,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$10,049	$84,373
Accrued expenses and other payables	453,485	408,838
Trade deposit received	7,056	6,837
VAT tax payable	38,560	-
Total Current Liabilities	$509,150	$500,048

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at December 31, 2013 and 2012 (note 11)	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Statutory reserve (note 12)	810,540	810,540
Accumulated other comprehensive income	3,559,970	3,196,765
Accumulated (deficit) retained earnings	(7,291,033)	(6,534,904)
Total Stockholders' Equity	$11,226,540	$11,619,464

Total Liabilities and Stockholders' Equity	$11,735,690	$12,119,512

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income	Year ended December 31,
	2013	2012

Sales	$4,224,407	$16,391,702
Sales rebates	(498,106)	(2,223,441)
Sales, net of rebates	3,726,301	14,168,261
Cost of sales	2,434,935	8,895,024
Gross profit	1,291,366	5,273,237

Advertising expense	1,927,175	4,935,357
Selling, general and administrative expense	1,492,249	3,730,024
(Recover of) Provision for doubtful accounts	(1,532,627)	5,760,014
Impairment loss on prepaid expenses	240,410	-
(Loss) from operations	(835,841)	(9,152,158)

Interest income (expense)	21,905	(160)
Other income (expense)	57,807	-
Total Other Income (Expense)	79,712	(160)

Net (Loss)	(756,129)	(9,152,318)

Other Comprehensive income - Foreign currency translation adjustment	363,205	158,507

Comprehensive (loss)	$(392,924)	$(8,993,811)

Net (loss) per common share
- basic and diluted	$(0.01)	$(0.21)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,556,104

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS	Year ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(756,129)	$(9,152,318)
Adjustments to reconcile net (loss) to net cash used in operating activities
Accrued interest	(21,956)	-
Depreciation and amortization of property, plant and equipment and intangible assets	372,625	368,502
(Recovery of) Provision for doubtful accounts	(1,532,627)	5,760,014
Write down of obsolete inventory	-	340,581
Write down due to impairment of advance to suppliers	240,410	483,653
Recognition of stock based compensation expense	-	15,625

(Increase) decrease in current assets
Accounts receivable	387,496	1,604,252
Inventory	448,821	(633,375)
Prepaid expense	2,803,594	1,266,894
Other receivable	(1,079,725)	(21,560)
Increase (decrease) in current liabilities
Accounts payable	(76,015)	(232,702)
Accrued expenses and other payables	31,092	(466,624)
Value-added tax payable	50,457	(409,590)
Net cash provided by (used in) operating activities	956,230	(1,076,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to independent third party	(1,937,265)	-
Net cash (used in) investing activities	(1,937,265)	-

Effect of exchange rate changes on cash and cash equivalents	(43,304)	(7,653)

Net change in cash and cash equivalents	(1,025,918)	(1,084,301)
Cash and cash equivalents, beginning balance	1,102,349	2,186,650
Cash and cash equivalents, ending balance	$76,431	$1,102,349

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income

Balance, December 31, 2011	44,556,104	$44,556	$14,102,507	$3,038,258
Foreign currency translation adjustments	-	-	-	158,507
Stock-based compensation	-	-	-	-
Loss for the year	-	-	-	-
Balance, December 31, 2012	44,556,104	44,556	14,102,507	3,196,765
Foreign currency translation adjustments	-	-	-	363,205
Stock-based compensation	-	-	-	-
Loss for the year	-	-	-	-
Balance, December 31, 2013	44,556,104	$44,556	$14,102,507	$3,559,970

Description	Statutory Reserves	Retained Earnings	Deferred Compensation	Total Stock-holders' Equity

Balance, December 31, 2011	$810,540	$2,617,414	$(15,625)	$20,597,650
Foreign currency translation adjustments	-	-	-	158,507
Stock-based compensation	-	-	-	15,625
Loss for the year	-	(9,152,318)	-	(9,152,318)
Balance, December 31, 2012	810,540	(6,534,904)	-	11,619,464
Foreign currency translation adjustments	-	-	-	363,205
Stock-based compensation	-	-	-	-
Loss for the year	-	(756,129)	-	(756,129)
Balance, December 31, 2013	$810,540	$(7,291,033)	$-	$11,226,540

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

NOTE 1 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $756,129 and $9,152,318 for the years ended December 31, 2013 and 2012.  Further, the Company had accumulated deficit of $7,291,033 as at December 31, 2013.  These create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 16).  These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There were no contingencies at December 31, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2013 and 2012, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC.  These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, impairment losses are to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no significant impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing, costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the years ended December 31, 2013 and 2012, the Company incurred advertising expenses of $1,927,175 and $4,935,357, respectively.

Customer Rebates

Rebates are paid to customers every quarter and we recorded customer rebates as customers earned.  They are classified as a reduction of revenue according to ASC 605-55-64.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees.  All costs related to these activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations.  For the years ended December 31, 2013 and 2012, the Company incurred shipping charges of $Nil and $954 respectively.

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

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 4 – LOAN AND OTHER RECEIVABLES

On December 15, 2013, the Company provided a loan of $1,985,537 (RMB 12,000,000) to an independent third party.  The loan was unsecured, interest bearing at 2% per month, principal and interest are to be repaid in full on March 14, 2014 (note 17).

Other receivables mainly consist of cash advances to employees.  As of December 31, 2013 and 2012, other receivables were $93,976 $140,760, respectively.

NOTE 5 - INVENTORIES

As at December 31, 2013 and 2012, inventories consist of the following:

	12/31/2013	12/31/2012
Raw materials	$29,068	$218,019
Finished goods	3,531	594,998
Provision for obsolesces	-	(340,743)
Total	$32,599	$472,274

NOTE 6 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at December 31, 2013 and 2012 represent the following components:

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

	Payee	Nature	12/31/2013	12/31/2012
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$623,752	$1,862,537
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	-	1,408,006
Total			$623,752	$3,270,543

During the year ended December 31, 2013 and 2012, the Company recognize an impairment loss of $240,410 and $483,653, respectively on advances to certain suppliers.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2013 and 2012, Property, Plant and Equipment consist of the following:

	12/31/2013	12/31/2012
Buildings	$588,901	$570,568
Plant and equipment	1,135,149	1,099,809
Transportation equipment	7,409	7,179
Office equipment	56,847	55,077
Total	1,788,306	1,732,633
Accumulated depreciation	(1,063,978)	(941,228)
	$724,328	$791,405

Depreciation expense for the years ended December 31, 2013 and 2012 were $91,281 and $92,387, respectively.

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

	12/31/2013	12/31/2012
Land use right	$349,534	$338,652
Proprietary technologies	2,905,828	2,815,363
Total	3,255,362	3,154,015
Accumulated amortization	(2,046,941)	(1,706,969)
	$1,208,421	$1,447,046

Amortization expense for the years ended December 31, 2013 and 2012 were $ 281,344 and $269,345, respectively.

The estimated future amortization expenses related to intangible asset as of December 31, 2013 are as follows:

Years ending December 31,
2014	$285,123
2015	285,123
2016	285,123
2017	122,880
2018	6,991
Thereafter	223,181
Total	$1,208,421

 NOTE 9 - COMPENSATED ABSENCES

Regulation 45 of the local labour law of the People’s Republic of China entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

NOTE 10 - INCOME TAXES

The Company’s (loss) income before income taxes for the years ended December 31, 2013 and 2012 comprised of the following:

	Year ended December 31,
(Loss) Income before income taxes:	2013	2012
USA	$-	$(9,693)
Hong Kong	-	-
PRC	(756,129)	(9,142,625)
Total (loss) income from all tax jurisdictions	$(756,129)	$(9,152,318)

Provision for income taxes for all tax jurisdictions for the years ended December 31, 2013 and 2012 is as follows:

Provision for income taxes	Year ended December 31,
	2013	2012
USA	$-	$-
PRC	-	-
Total income tax expense from all tax jurisdiction	$-	$-

USA Income Taxes

The Company is registered in the State of Nevada and is subjected to USA tax law.  The recognition of income tax at statutory rate to effective rate for the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012
Income (loss) before taxes from USA	$-	$(9,693)
Statutory tax rate	34%	34%
Income tax at statutory tax rate	-	(3,296)
Permanent tax difference due to derivative income	-	-
Increase in valuation allowance	-	3,296
Income tax expense at effective rate	$-	$-

PRC Income Taxes

Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Shaanxi Jiali was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2006 to December 31, 2007.  Since 2008, the Company’s China operation is subject to PRC standard enterprise income tax rate of 25% based on its taxable net profit.

Provision for income taxes for the years ended December 31, 2013 and 2012 is reconciled as follows:

	Year ended December 31,
	2013	2012
Income (loss) before taxes from PRC operations	$(756,129)	$(9,142,625)
Statutory tax rate	25%	25%
Income tax at statutory tax rate	(189,032)	(2,285,656)
Effects of permanent tax differences	-	3,906
Increase in valuation allowance	189,032	2,281,750
Income tax expense at effective rate	$-	$-

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring from 2014 to 2018.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at December 31, 2013 and 2012 were as follows:

	As at
	December 31,	December 31,
	2013	2012
USA	$3,400	$3,400
PRC	3,527,202	3,338,170
	3,530,602	3,341,570
Less: valuation allowance	(3,530,602)	(3,341,570)
Deferred income tax benefit, net of valuation allowance	$-	$-

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

Uncertain Tax Positions

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new Corporate Income Tax Law in the PRC (“CIT”), effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2013.

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

The Company did not issue any common stock during the year ended December 31, 2013 and 2012.  As at December 31, 2013 and 2012, total issued and outstanding common stock was 44,556,104.

Stock based compensation

Include in sales, general and administrative expense were stock based compensation expense of $nil and $15,625 for the years ended December 31, 2013 and 2012.

NOTE 12 - STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at December 31, 2013 and 2012, the Company had allocated $810,540 to these non-distributable reserve funds.

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

NOTE 14 - CONCENTRATION AND CREDIT RISK

There was no customer that accounted for more than 10% of accounts receivable at December 31, 2013 and 2012.

As of December 31, 2013, two vendors, each accounted for more than 10%, and individually accounted for 30%, and 25% of accounts payable totaling 55%. As of December 31, 2012, three vendors, each accounted for more than 10%, and individually accounted for 35%, 29% and 19% of accounts payable, totaling 83%.

There was four customers that accounted for more than 10% of total sales, and individually accounted for 20%, 18%, 17% and 11%, totaling 66% of total sales for the year ended December 31, 2013; there was no customer that accounted for more than 10% total sales for the years ended December 31, 2012.  Three vendors each accounted for more than 10% of total purchase and individually accounted for 23%, 21% and 14%, totaling 58% of total purchases for the year ended December 31, 2013; three vendors, that accounted for more than 10% of total purchase, and individually accounted for 23%, 21% and 20%, totaling 64% of total purchase for the year ended December 31, 2012.

NOTE 15 – COMMITMENT

The Company is committed to pay $81,804 for advertising through December 2014.

NOTE 16– CHAIRMAN FINANCIAL UNDERTAKING

On  December 27, 2013, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when required.  There are no assurances that the Chairman will be successful in this endeavor.

NOTE 17 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure.

In March 2014, the loan provided to an independent third party (note 4) was fully repaid.

No other significant events occurred subsequent to the December 31, 2013, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.