Form 10-Q
period 2014-03-31
CHINA PEDIATRIC PHARMACEUTICALS, INC.
filed 2014-05-20
CIK 1354071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014 and May 17, 2014, there were 44,556,104 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,042,707	$76,431
Accounts receivable, net of provision for doubtful accounts of $6,462,504 (December 31,2013: $5,255,663) - note 3)	1,312,286	6,774,271
Other receivables (note 4)	92,306	93,976
Loan receivable (note 4)	4,889,668	1,985,537
Inventories (note 5)	32,751	32,599
Prepaid expenses (note 6)	1,231,097	623,753
Prepaid income taxes	214,583	216,374
Total Current Assets	$8,815,398	$9,802,941

Property, plant and equipment, net (note 7)	695,636	724,328
Intangible assets, net (note 8)	649,083	1,208,421

Total Assets	$10,160,117	$11,735,690

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,965	$10,049
Accrued expenses and other payables	459,300	453,485
Trade deposit received	6,998	7,056
VAT tax payable	65,938	38,560
Total Current Liabilities	$542,201	$509,150

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 share authorized, 44,556,104 shares issued and outstanding at March 31, 2014 and December 31, 2013 (note 10)	$44,556	$44,556
Additional paid in capital	14,102,507	14,102,507
Statutory reserve (note 12)	810,540	810,540
Accumulated other comprehensive income	3,478,345	3,559,970
Accumulated (deficit)	(8,818,032)	(7,291,033)
Total Stockholders' Equity	$9,617,916	$11,226,540

Total Liabilities and Stockholders' Equity	$10,160,117	$11,735,690

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	Three months ended March 31,
	2014	2013

Sales	$1,790,681	$1,003,714
Sales rebates	(209,510)	(121,231)
Sales, net of rebates	1,581,171	882,483
Cost of sales	980,506	503,446
Gross profit	600,665	379,037

Advertising expense	183,893	796,001
Selling, general and administrative expense	386,823	481,999
Provision for doubtful accounts	1,259,178	3,240,731
(Recovery of) Impairment loss on prepaid expenses	(66,746)	604,272
Impairment of intangible assets	482,207	—
(Loss) from operations	(1,644,690)	(4,743,966)

Interest income	117,691	—
Total Other Income	117,691	—

Net (Loss)	(1,526,999)	(4,743,966)

Other Comprehensive (loss) income - Foreign currency translation adjustment	(81,625)	58,373

Comprehensive (loss)	$(1,608,624)	$(4,685,593)

Net (loss) per common share
- basic and diluted	$(0.03)	$(0.11)

Weighted average common shares outstanding - basic and diluted	44,556,104	44,556,104

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	Three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,526,999)	$(4,743,966)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Accrued interest	(117,691)	—
Depreciation and amortization of property, plant and equipment and intangible assets	94,083	92,206
Provision for doubtful accounts	1,259,178	3,240,731
(Recovery) Impairment of advance to suppliers	(66,746)	604,272
Write down of advances to employees	—	55,700
Impairment of intangible assets	482,207	—

(Increase) decrease in current assets
Accounts receivable	4,186,957	(292,064)
Inventory	(425)	349,889
Prepaid expense	(550,316)	866,891
Other receivable	900	—
Increase (decrease) in current liabilities
Accounts payable	—	64,374
Accrued expenses and other payables	9,639	19,576
Value-added tax payable	27,903	33,849
Net cash provided by operating activities	3,798,690	291,458

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advances to employees	—	(56,985)
Repayment of loan principal and interest by an arm's length party	2,079,213	—
Provision of loan to an arm's length party	(4,903,804)	—
Net cash (used in) investing activities	(2,824,591)	(56,985)

Effect of exchange rate changes on cash and cash equivalents	(7,823)	6,333

Net change in cash and cash equivalents	966,276	240,806
Cash and cash equivalents, beginning balance	76,431	1,102,349
Cash and cash equivalents, ending balance	$1,042,707	$1,343,155

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$—
Interest payments	$—	$—

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Description	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Statutory Reserves	(Accumulated Deficit)	Total Stock-holders' Equity
Balance, December 31, 2012 (Audited)	44,556,104	$44,556	$14,102,507	$3,196,765	$810,540	$(6,534,904)	$11,619,464
Foreign currency translation adjustments	—	—	—	363,205	—	—	363,205
Loss for the year	—	—	—	—	—	(756,129)	(756,129)
Balance, December 31, 2013 (Audited)	44,556,104	44,556	14,102,507	3,559,970	810,540	(7,291,033)	11,226,540
Foreign currency translation adjustments	—	—	—	(81,625)	—	—	(81,625)
Loss for the three months	—	—	—	—	—	(1,526,999)	(1,526,999)
Balance, March 31, 2014 (Un-audited)	44,556,104	$44,556	$14,102,507	$3,478,345	$810,540	$(8,818,032)	$9,617,916

The accompanying notes are an integral part of these financial statements

CHINA PEDIATRIC PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,526,999 and $4,743,966 for the three months ended March 31, 2014 and 2013. Further, the Company had accumulated deficit of $8,818,032 and $7,291,033 as at March 31, 2014 and December 31, 2013. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 14). These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The consolidated balance sheets and certain comparative information as of December 31, 2013 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2013 (“2013 Annual Financial Statements”), included in the Company’s 2013 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2013 Annual Financial Statements.

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

Segment Reporting

ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related information” requires us of the “management approach” model for segment reporting.  The management approach model is based on the way a Company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 4 – LOAN AND OTHER RECEIVABLES

On December 15, 2013, the Company provided a loan of $1,937,265 (RMB 12,000,000) to an arm’s length party.  The loan was unsecured, interest bearing at 2% per month, principal and interest totaling $2,079,213 was repaid in full on March 14, 2014. During the three months ended March 31, 2014, the Company recognized interest income of $95,460 with respect to this loan.

On March 25, 2014, the Company provided a loan of $4,903,804 (RMB 30,000,000) to the same arm’s length party.  The loan is unsecured, interest bearing at 2% per month, principal and interest are to be repaid in full in August, 2014. During the three months ended March 31, 2014, the Company recognized interest income of $22,231 with respect to this loan.

Other receivables mainly consist of cash advances to employees.  As of March 31, 2014 and December 31, 2013, other receivables were $92,306 and $93,976, respectively. During the three months ended March 31, 2014 and 2013, $nil and $55,700, respectively was written off.

NOTE 5 - INVENTORIES

As at March 31, 2014 and December 31, 2013, inventories consist of the following:

	3/31/2014	12/31/2013
Raw materials	$28,828	$29,068
Finished goods	3,923	3,531
Total	$32,751	$32,599

NOTE 6 - PREPAID EXPENSES

Prepaid expenses

Prepaid expenses as at March 31, 2014 and December 31, 2013 represent the following components:

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

	Payee	Nature	3/31/2014	12/31/2013
Advance advertising payments	Advertising companies (c)	Advance payments to advertising companies for promotion	$436,055	$623,753
Advance payment to suppliers	Suppliers (a), (b)	Advance payments to OEM manufactures for goods purchased & suppliers for raw Materials and packing materials	795,042	-
Total			$1,231,097	$623,753

During the three months ended March 31, 2014, the Company recognized a recovery of $66,746; during the three months ended March 31, 2013, the Company recognized an impairment loss of $604,272, on advances to certain suppliers.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014 and December 31, 2013, Property, Plant and Equipment consist of the following:

	3/31/2014	12/31/2013
Buildings	$584,028	$588,901
Plant and equipment	1,125,755	1,135,149
Transportation equipment	7,348	7,409
Office equipment	56,377	56,847
Total	1,773,508	1,788,306
Accumulated depreciation	(1,077,872)	(1,063,978)
	$695,636	$724,328

Depreciation expense for the three months ended March 31, 2014 and 2013 were $22,866 and $22,845, respectively.

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

	3/31/2014	12/31/2013
Land use right	$346,642	$349,534
Proprietary technologies	2,070,515	2,905,828
Total	2,417,157	3,255,362
Accumulated amortization	(1,768,074)	(2,046,941)
	$649,083	$1,208,421

Amortization expense for the three months ended March 31, 2014 and 2013 were $71,217 and $69,361, respectively.

During the three months ended March 31, 2014, the Company has recognized impairment on certain proprietary technologies with carrying amount totaling $482,207 (three months period ended March 31, 2013 : $Nil), relating to products that the Company no longer plans to sell or produce or with reduced future profitability.

The estimated future amortization expenses related to intangible asset as of March 31, 2014 are as follows:

Years ending December 31,
2014 (9 months)	$98,710
2015	131,613
2016	131,613
2017	58,885
2018	6,933
Thereafter	221,329
Total	$649,083

NOTE 9 - INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the three months ended March 31, 2014 and 2013, and has recorded income tax provision for the periods. Deferred tax asset which may arise as a result of net operating losses and temporary differences has been offset by a valuation allowance due to the uncertainty surrounding their realization.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three months ended March 31, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not undergoing examination by major tax jurisdictions. However, the Company is subject to examination by major tax jurisdictions for all prior years.

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

The Company did not issue any common stock during the three months ended March 31, 2014 and the year ended December 31, 2013. As at March 31, 2014 and December 31, 2013, total issued and outstanding common stock was 44,556,104.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company.  Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation.  As at March 31, 2014 and December 31, 2013, the Company had allocated $810,540 to these non-distributable reserve funds.

NOTE 12 - CONCENTRATION AND CREDIT RISK

Two customers, each accounted for more than 10%, and individually accounted for 13% and 10% of accounts receivable totaling 23% as at March 31, 2014. There was no customer that accounted for more than 10% of accounts receivable at December 31, 2013. As of March 31, 2014 and December 31, 2013, two vendors, each accounted for more than 10%, and individually accounted for 30%, and 25% of accounts payable totaling 55%.

Three customers, each accounted for more than 10%, and individually accounted for 34%, 27% and 26% of total sales for the three months ended March 31, 2014, totaling 87%. Three customers, each accounted for more than 10%, and individually accounted for 27%, 21% and 11% of total sales for the three months ended March 31, 2013, totaling 59%. Two vendors, each accounted for more than 10%, and individually accounted for 48% and 45% of purchases during the three months ended March 31, 2014, totaling 93%. Two vendors each accounted for more than 10%, and individually accounted for 35% and 21% of purchases during the three months ended March 31, 2013, totaling 56%.

NOTE 13 – COMMITMENT

The Company is committed to pay $81,127 for advertising through December 2014.

NOTE 14 – CHAIRMAN FINANCIAL UNDERTAKING

On December 27, 2013, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when required. There are no assurances that the Chairman will be successful in this endeavor.

NOTE 15 - SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure. No significant events occurred subsequent to the March 31, 2014, to the date these consolidated financial statements are filed with the Securities Exchange Commissions that would have a material impact on the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition as at March 31, 2014 and December 31, 2013, and results of operation of the Company for the three months ended March 31, 2014 and 2013, should be read in conjunction with the consolidated financial statements and the notes to those statements are included elsewhere in this Quarterly Report.

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

Results of Operations for the Three months Ended March 31, 2014 and 2013

Net sales

During the three months ended March 31, 2014, our gross sales have increased by 78% to $1,790,681 from $1,003,714 for the three months ended March 31, 2013. The increase was due the implementation of a new sales model. For the three months ended March 31, 2014, sales rebate was $209,510 or 12% of gross sales, compared to $121,231 or 12% for the same periods in 2013. Our net sales for the three months ended March 31, 2014 and 2013 were $1,581,171 and $882,483.

As we make improvements to our sales model, our sales has improved during the three months ended March 31, 2014, despite the previous disappointing result since we began implementing a new sales model in the 4th quarter of 2011. Management is optimistic that our sales will continue to improve.

 Cost of sales

For the three months ended March 31, 2014 and 2013, our costs of sales were $980,506 and $503,446 respectively, representing an increase of 95% or $477,060. This increase is consistent with the increase in sales. During the three months ended March 31, 2014, our costs of sales were 55% of our gross sales, as compared to 50% for the same period in 2013.

Gross profit

Gross profit for the three months ended March 31, 2014 and 2013 were $600,665 and $379,037, respectively. The increase was due to increase in sales volume.

Advertising expense

During the three months ended March 31, 2014 and 2013, we incurred $183,893 and $796,001 as advertising expense. We spent less on advertising to conserve cash.

Impairment loss on accounts receivables

Bad debt expense was $1,259,178 and $3,240,731 for the three months ended March 31, 2014 and 2013.

Our current average accounts receivable turnover is over 300 days as at March 31, 2014. Before September 30, 2011, we did not make any provision for bad debt as all our accounts receivable were collected within 90 days. Provision for doubtful accounts is now estimated as follows: i) 50% on accounts that are outstanding between 91 and 180 days, ii) 75% on accounts that are outstanding between 181 to 365 days, and iii) 100% on accounts that are outstanding for over 365 days.

During the year ended December 31, 2012, as part of the implementation of our new sales model, we have terminated our relationships with certain customers and distributors, as such, these customers and distributors were not as motivated to settle their outstanding amounts.

Selling, general and administrative expenses

Total selling, general and administrative expenses consist of salaries and wages, sales commission and other selling, general and administrative expenses. It decreased by 20% to $386,823 for the three months ended March 31, 2014 from $481,499 for the same period in 2013, and represents 22% and 48%, respectively, of our sales before sales rebate. The decrease in salary and wages, sales commission, and other selling, general and administrative expenses were due to improved efficiency.

Liquidity and Capital Resources

As at March 31, 2014, we have cash and cash equivalents of $1,042,707 and net working capital of $8,273,197.  We incurred a net loss of $1,526,999 for the three months ended March 31, 2014.  Further, we had accumulated deficit of $8,818,032 as at March 31, 2014.  These create an uncertainty as to our ability to maintain operations at the present level for at least the next twelve months.  In this regard, our Chairman has issued a letter of undertaking that will give his every endeavor and effort to obtain necessary and adequate funding to meet our financial obligations as when required.

Cash flows from operating activities

During the three months ended March 31, 2014, net cash generated by operating activities was $3,798,690.  This is due to our net loss of $1,526,999, adjusted for non-cash expenses, which includes accrued interest of $117,691, depreciation and amortization of $94,083, provision for doubtful accounts of $1,259,178, recovery of advance to suppliers of $66,746, impairment of intangible assets of $482,207 and a net increase in working capital of $3,674,658.

Cash flows from investing activities

On December 15, 2013, the Company provided a loan of $1,937,265 (RMB 12,000,000) to an arm’s length party.  The loan was unsecured, interest bearing at 2% per month, principal and interest totaling $2,079,213 were repaid in full on March 14, 2014.

On March 25, 2014, the Company provided a loan of $4,903,804 (RMB 30,000,000) to an arm’s length party.  The loan is unsecured, interest bearing at 2% per month, principal and interest are to be repaid in full in August, 2014.

Contractual Obligations

We are committed to pay $81,127 for advertising through December, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

CHINA PEDIATRIC PHARMACEUTICALS, INC.

Dated: May 20, 2014	By:	/s/ Jun Xia
Name: Jun Xia
Title: Chief Executive Officer
(principal executive officer)

Dated: May 20, 2014
	By:	/s/ Minggang Xiao
Name: Minggang Xiao
Title: Chief Financial Officer
(principal financial and accounting officer)